Form 10KSB
period 2004-12-31
Aerobic Creations, Inc.
filed 2005-03-31
CIK 1311953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2004

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

                  Commission File Number: 0-51091
                         AEROBIC CREATIONS INC.
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               20-0781155
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

         201 - 15225 Thrift Avenue
     White Rock, B.C., Canada                  V4B 2K9
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                                                 (604) 576-2327
                 --------------------------------
                    (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had no revenues for the fiscal year ended December 31, 2004. At December 31, 2004, 800,000 shares of our common stock were held by non-affiliates. Our common stock is currently listed for quotation in the pink sheets under the symbol AERC; however, no active trading market has yet commenced. Issuer had a total of 1,800,000 shares of Common Stock issued and outstanding at December 31, 2004. Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK No. 0001311953 on December 23, 2004, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format: Yes   No X

                      Forward Looking Statements
                      --------------------------

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.




                        Available Information
                        ---------------------

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington,
D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                             PART I
                             ======
Item 1. Business
----------------
General
-------
Aerobic Creations Inc. was incorporated in the State of Nevada on February 25, 2004 to commence the production and sales of aerobics workout DVDs for personal and professional use. In May 2004, we completed an initial offering of our securities pursuant to an exemption provided by Rule 504 of Regulation D, registered by qualification in the State of Nevada, and raised a total of $40,000 for use in the development and implementation of our business plans. We have commenced limited business operations and are currently developing our products and website. We are in the development stage and have not yet sold any of products or realized any income. We incurred net operating losses of $17,043 for the period from inception to December 31, 2004.

We intend to operate our business with two distinct areas of focus:
Production of aerobics workout DVDs and the distribution/sales of those aerobics workout DVDs.

The production of the aerobics workout DVDs will use currently available technologies and will follow proven video to DVD production protocols. Various aerobics movements and routines will be recorded, digitally stored and categorized - forming the Aerobics Movements Library (AML). The movements and routines will then be reformatted and digitally assembled into complete aerobics workouts, at which point they will be burned onto DVDs for sale and distribution.

We intend to offer several different aerobics workout DVDs, but they will generally be placed into two different categories, Mass Appeal DVDs
(MADs) and Personalized DVDs (PDs). Consumers will be able to custom order an aerobics workout DVD, selecting the combination of movements they enjoy to produce their own specific aerobics DVD.
They will be able to play their aerobics workout DVDs on their home
DVD players and enjoy the workout they like to do in the comfort of their own home. In addition, they may choose to play them on their home computers or on their laptops/portable DVD players while traveling or away from home to maintain their workout schedule.

We intend to sell the MADs and PDs through various distribution channels including: fitness clubs, fitness trade shows and publications, and via our website at www.aerobicreations.com. We may also look into the possibility of selling through infomercials as and when funds become available.

Product Line
------------
Our aerobics workout DVDs will be placed into two different categories - Mass Appeal DVDs (MADs) and Personalized DVDs (PDs). The basis for all the MADs and PDs will be formed from our Aerobics Movements Library
(AML). Essentially, the AML will be used in the production of MADs and PDs.

                   Aerobics Movements Library
                   --------------------------
A complete aerobics workout consists of several different aerobics movements that are performed one after another. We record each individual aerobic movement or combination movement and categorically store them digitally. There are many different movements and the Company will organize them into easily identifiable master categories such as: Step, High Impact, Low Impact, Warm Up and Warm Down. These would then have sub-categories such as: Single Movement, Double Movement, Four-Step Combination and Eight-Step Combination.

Each movement or combination will be digitally recorded and then digitally transferred to storage for further production. Once the initial AML is developed, we will commence the production of the MADs and PDs by utilizing current technologies to digitally link all the individual movements and combination movements into a complete aerobics workout. Once the complete aerobics workout has been digitally assembled, it will be digitally transferred onto a DVD and be ready for distribution and sale. We intend to continually add more movements to the AML in order for it to be able to offer an increasing variety of MADs and PDs containing different movements.

MADs: Mass Appeal DVDs: We intend to initially produce 4 different MADs while building the AML. The following is a list of the MADs that we intend to initially produce:

-	Sport Step - Athletic moves and intervals designed to increase
	aerobic capacity by varying the intensity within a workout. This workout will challenge the beginner, the athlete and anyone in between.

-	Step Right Up - Whether you are a beginner or advanced, you'll
	enjoy this workout! Together we will go on a journey, starting with basic moves which progress to advanced choreography.

-	Sassy and Seamless - This is a workout full of fun and
        challenging choreography. This energizing style is designed to challenge both the body and the mind.

-	Step Jam - This is the ultimate all-in-one workout including both choreography and interval training. Each vignette of choreography is separated by athletic intervals. Perfect to challenge any participant!

PDs: Personalized DVDs: We will produce PDs for individual consumers when an order is placed. Current technology permits us to store all the possible individual aerobics movements and when we receive a personalized request, we will custom produce a specific aerobics workout DVD that will incorporate all the specified requirements of the individual. Such individual requirements might be centered around the individual's fitness desires and physical limitations, which might include: only low impact movements, extended warm down movements, more emphasis on stretching, more emphasis on anaerobic high impact movements, etc. We will have the ability to produce a PD for every individual, because the AML will contain movements that can be digitally linked together to produce a customized aerobics workout incorporating the individual's personal preferences.

We estimate the approximate cost of producing an aerobics workout DVD will be around $5.00. This cost is directly proportional to the fluctuating prices of the blank DVDs being used and the types of packaging being implemented. We intend to retail the MADs for $24.95 and the PDs for $39.95. As the AML is expanded and new MADs are produced, poor selling MADs will be eliminated from our product line, but digitally stored for possible future re-release.

Marketing and Sales
-------------------
We plan to wholesale or consign our products to fitness clubs and fitness stores that offer aerobics classes, instruction or merchandise. We also plan to retail our products through fitness trade shows, direct sales through advertising in fitness publications and via our website located at www.aerobicreations.com. We are also considering the future use of infomercials as a way to market and sell our products, as and when funds become available.

We intend to sell our products to fitness clubs and fitness stores. Since fitness clubs and stores service our primary target consumer, we feel this marketing effort will help establish our brand name. Initially, we will attempt to establish business relationships with fitness clubs in the Province of British Columbia in order to sell our products in and to their facilities.

We will also sell our products directly to consumers by marketing the DVDs at fitness tradeshows and by advertising in fitness publications. There are several different local and regional fitness tradeshows throughout the year and are currently evaluating which events will provide the best opportunity to introduce, display and sell our products. In addition, we will advertise in fitness publications which have the largest audiences of potential customers and focus on aerobics or cardiovascular fitness publications, while maintaining the lowest expenditure of resources.

Due to the high cost of shipping, we plan to only make our products available in Canada and the United States initially. Our online customers will be able to order products, pay for them with their credit card and have the products shipped directly to them. As Internet usage continues to grow and online purchases become much more commonplace, it is expected that this will become an inexpensive and effective way for us to market and sell our products.

We are confident that once we have acquired a new customer, that individual will be quite satisfied with the products and will continue to return and purchase more of our products as opposed to being a one-time purchase.

Money-Back and Other Guarantees
-------------------------------
We will provide each customer with a thirty-day money-back, satisfaction guarantee, permitting the return of any unused products if the customer is not completely satisfied with their purchase. We intend to fully stand behind our products.

Fulfillment and Distribution
----------------------------
We will fulfill all customer orders from our offices in Canada. We will pack the items and then deliver them to UPS, the United States or Canadian Postal Service or other shipping company for distribution to consumers in Canada and the United States. We are committed to shipping accurate orders, efficiently and in a timely manner. Delivery time is currently estimated to be within ten business days from the date of the receipt of the order. We will charge each customer in advance for the shipping costs associated with the order. We intend to obtain office and/or warehouse space as the need for more production and product availability grows.

Customer Service
----------------
The typical shopping experience begins with the search for products that meet specific needs, including the ordering process and extends through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door and efficiently handle customer inquiries is as important to customer satisfaction as a superior product selection. We believe that a high level of customer service and support is critical to retaining and expanding a reliable, repeat customer base and for establishing and maintaining a trusted brand name. Accordingly, while we currently do not have the financial resources, nor the need to employ any customer service personnel, we do intend to develop a stringent customer service policy. Currently, management will be available via e-mail, from 8:00 a.m. to 5:00 p.m., PST, Monday through Friday, or via voicemail. We will provide order and shipping confirmations (with tracking numbers) or notifications of out-of-stock items to customers via email. We are dedicated to providing superior customer satisfaction to secure repeat customers.

Sources and Availability of Raw Materials
-----------------------------------------
We currently purchase our raw materials and supplies such as blank DVDs and DVD packaging supplies from different suppliers such as Future Shop, Office Depot and Staples. We do not have any material contracts with these suppliers and are on a cash purchase basis at this time. Once our business is established and sales increase, we intend to shop for better prices based on larger lot purchases of the materials and supplies needed to produce our DVDs. All of the materials and supplies used in production are readily available from many different suppliers and, if and when necessary, we will be able to substitute our current suppliers if certain supplies we need are unavailable or if we are able to obtain better prices.

Competition
-----------
Competition for our products comes primarily from two distinctive groups. The first being well known celebrities and models who use their popularity to help promote their fitness/aerobics videos. The second group consists of less well known individuals who usually have much greater experience and credentials when it comes to physical fitness. We also compete with every fitness club or community center that offers aerobics classes.

There are a large number of celebrities and models who star in and promote a wide range of exercise videos. Some of the better known and more successful people are Jana Fonda - actress, Paula Abdul - singer, dancer and TV personality, Rachel Hunter, Claudia Schiffer and Cindy Crawford, all very well known and easily recognizable super models. Some of the better known fitness gurus starring in exercise videos are Denise Austin, Kathy Smith, Leslie Sansone, Billy Blank, well known for his Tae Bo series, and Richard Simmons, well known for his "Sweating to the Oldies" series.

The market for exercise videos on all viewing formats is extremely competitive with so many different products in the marketplace. There are also numerous different distribution channels which all these products compete to be sold through. They include in-store sales in video stores, department stores, supermarkets, fitness clubs and stores, as well as online internet sales and through infomercials.

We feel the primary factors for our success in the highly competitive industry will be our unique style, up-to-date and constantly changing library of movements and our ability to personalize workouts, as well as our competitive pricing. By using the unique component system of putting exercise DVDs together, we will seek to establish and strengthen our brand name as a provider of quality PDs. In order to be successful in establishing our brand, however, consumers must perceive us as a trusted source for effective and fun exercise DVDs. Because of our unique approach to producing our DVDs, we are able to keep production costs low, while not having to maintain a large inventory. In doing so, we are able to price our products competitively, while using a more fun and unique approach to creating exercise DVDs, which we feel will make our products more desirable. Because of our ability to store aerobics steps and routines digitally, we can produce a wide range of workout DVDs and PDs quite easily. As a result, we believe that consumers will find our choice of products more desirable. By aggressively focusing on several different sales channels, we hope that we will be able to build up our brand name, which will help us compete effectively in a very competitive industry.

Patents and Trademarks
----------------------
We currently have no patents or trademarks for our products or brand name; however, as business is established and operations expand, we may seek such protection. Despite efforts to protect our proprietary rights, such as our brand and product line names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, products, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and content. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Governmental Regulations
------------------------
We are not currently aware of any federal, state or local regulations that we may be subject to at this time; however, as the Internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and security of information. Furthermore, the growth of electronic commerce may prompt demand for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third persons and has proposed regulations restricting the collection and use of information from minors online. We do not currently provide individual personal data regarding our users to any third parties and currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in usage of the Internet and reduce the demand for our products and services or require us to redesign our web site. We are uncertain as to how our business could be impacted by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and personal privacy. The vast majority of these laws were adopted prior o the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for our products, increase the cost of doing business as a result of litigation costs and/or increase product delivery costs.

Employees
---------
At the present time, we have two employees, who are our officers and directors. We intend to add staff as needed, as we expand operations.

Item 2. Properties
------------------
We lease shared office facilities at 201 - 15225 Thrift Avenue, White Rock, British Columbia on a month-to-month basis for approximately $75 US per month. The facilities include fax services, reception area and shared office and boardroom meeting facilities. We are also currently using the residence of Nicole and Norm Funk, our officer and directors, for production of the MADs and PDs on a rent-free basis. We utilize fitness clubs and temporary fitness space on an as-need basis to video the different movements and routines that we use in the production of the DVDs. Currently, we have not incurred any facility rental costs.

Item 3. Legal Proceedings
-------------------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
There were no matters submitted for a vote to the security holders during the year ended December 31, 2004.

                             PART II
                             =======

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters
 -------------------------------------------------------------------
Our Common Stock, par value $.001, is listed for quotation in the pink sheets under the symbol AERC; however, no active trading market in our securities has yet commenced.

As of December 31, 2004 there were 28 holders of record of our Common
Stock.

A total of 1,000,000 shares are held by our officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 800,000 of the issued and outstanding shares were sold in a public offering registered in the State of Nevada, pursuant to an exemption provided by Regulation D, Rule 504, and are unrestricted securities and may be publicly sold at any time, without restriction.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At December 31, 2004, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------
Results of Operations
---------------------
No comparative analyses are made to prior years, as we were only incorporated on February 24, 2004 and have just completed our first fiscal year end. For the year ended December 31, 2004, we incurred net operating losses of $17,043. Total expenses for the period from February 24, 2004 (inception) to December 31, 2004 were $17,043, consisting of $3,475 in general and administrative expenses and $13,568 in professional fees, incurred in connection with the filing of our initial offering documents and registration statement.

In May 2004, we completed an initial offering of our securities pursuant to an exemption provided by Rule 504 of Regulation D, registered by qualification in the State of Nevada, and raised a total of $40,000, which we have been using to develop our business plans. We have commenced limited business operations and are currently developing our products and website. We are in the development stage and, at December 31, 2004 and as of the date of the filing of this annual report, have not yet sold any of our products or realized any income.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $31,395 at December 31, 2004 and as of the date of the filing of this annual report, plus revenues we expect to derive from business operations to satisfy cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans. We currently project that we will have our initial inventory ready for sale so we can begin taking orders through our website and generating revenues during the second quarter of 2005. As of the date of this annual report, we have not yet generated any revenues.

                                10
Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plans could fail.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

The independent auditor's report accompanying our December 31, 2004 audited financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations or
generating revenues.   There can be no assurance that we will be able to
raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Item 7. Financial Statements.
-----------------------------
Following are our audited financial statements for the period from inception (February 24, 2004) to December 31, 2004.














                                  11








                        AEROBIC CREATIONS INC.
                    (a development stage enterprise)

                        FINANCIAL STATEMENTS

                          DECEMBER 31, 2004













REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENT OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                                     1

DALE MATHESON           Partnership Of:           Robert J. Burkart, Inc.
CARR-HILTON LABONTE     Alvin F. Dale, Ltd.       James F. Carr-Hilton, Ltd.
---------------------   Robert J. Matheson, Inc.  Peter J. Donaldson, Inc.
CHARTERED ACCOUNTANTS                             R.J. LaBonte, Ltd.
                                                  Fraser G. Ross, Ltd.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Aerobic Creations Inc.

We have audited the balance sheet of Aerobic Creations Inc. (a development stage enterprise) as at December 31, 2004 and the statements of operations, changes in stockholders' equity and cash flows for the period from February 25, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and cash flows and the changes in stockholders' equity for the period from February 25, 2004 (inception) to December 31, 2004 in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent on raising additional capital to fund future operations and generating net profits from its planned business operations raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Dale Matheson Carr-Hilton LaBonte"
CHARTERED ACCOUNTANTS
Vancouver, B.C.
March 19, 2005

A Member of MMGI International, A Worldwide Network of Independent
              Accountants and Business Advisors

Vancouver Offices: Suite 1700-1140 West Pender Street, Vancouver, B.C.,
                   Canada V6E 4G1, Tel: 604-687-4747 Fax: 604-687-4216
                   Suite 610-938 Howe Street, Vancouver, B.C., Canada,
                   V6Z 1N9, Tel: 604-682-2778 Fax: 604-689-2778
Surrey Office:     Suite 303-7337  137th, Surrey, B.C., Canada, V3W 1A4
                   Tel: 604-572-4586  Fax 604-572-4587


                         Aerobic Creations Inc.
                   (A Development Stage Enterprise)
                             Balance Sheet

A S S E T S
-----------                               December 31, 2004
                                          -----------------
Current Assets
--------------
Cash                                         $   31,395
                                             ----------
Total  Assets                                $   31,395
                                             ==========
L I A B I L I T I E S
---------------------
Current Liabilities
-------------------
Accounts Payable	                     $    4,238
                                             ----------
Total Liabilities                                 4,238
                                             ----------
S T O C K H O L D E R S '    E Q U I T Y
----------------------------------------
Common Stock - Note 3
 100,000,000 authorized shares,
 par value $0.001
 1,800,000 shares issued and outstanding         1,800
Additional Paid-in-Capital                      42,400
Deficit accumulated during development stage   (17,043)
                                             ----------
Total Stockholders' Equity                      27,157
                                             ----------
Total Liabilities and Stockholders' Equity   $  31,395
                                             =========

Going Concern Contingency (Note 1)

 The accompanying notes are an integral part of these
             financial statements

                 Aerobic Creations Inc.
            (A Development Stage Enterprise)
                 Statement of Operations

                                     February 25, 2004
                                      (inception) to
                                     December 31, 2004
                                    ------------------
Revenues:
--------
Revenues                                $        -
                                        ----------

Expenses:
---------
Office and general                           3,475
Professional fees                           13,568
                                        ----------
Total Expenses                              17,043
                                        ----------
Net loss from Operations                   (17,043)

Provision for Income Taxes:
--------------------------
Income Tax Benefit (Provision)                   -
                                        ----------
Net Loss for the period                 $  (17,043)
                                        ==========
Basic and Diluted Loss Per
Common Share                            $    (0.01)
                                        ----------
Weighted Average number of
Common Shares                            1,565,916
used in per share calculations          ==========

The accompanying notes are an integral part of these
             financial statements


                     Aerobic Creations Inc
                (A Development Stage Enterprise)
              Statement of  Stockholders' Equity
For the period from February 25, 2004 (inception) to December 31, 2004

                                                     Accumulated
                                                    Deficit During
                                  $0.001    Paid-In  Development   Stockholders'
                         Shares   Par Value Capital   Period          Equity
                         --------- -------- -------- ------------- ------------
Balance, February 25,
2004                            - $      - $      -  $        - $         -

Shares issued for
cash at $0.005 per
share-Feb. 2004        1,000,000    1,000    4,000           -       5,000

Shares issued for
cash at $0.05 per
share-May 2004,
net of commission
of $800                  800,000      800   38,400           -      39,200

Net Loss
for the period from
February 25, 2004
(inception) to
December 31, 2004                                       (17,043)   (17,043)
                       ----------- -------- --------  ---------- -----------
Balance,
December 31, 2004      1,000,000    1,800   42,400      (17,043)    27,157
                       =========== ======== ========  ========== ===========



The accompanying notes are an integral part of these financial statements.

                        Aerobic Creations Inc.
                  (A Development Stage Enterprise)
                       Statement of Cash Flows

                                           February 25, 2004
                                            (inception) to
                                           December 31, 2004
                                           -----------------
Cash Flows from Operating Activities:
------------------------------------
Net Loss for the period                     $     (17,043)
Accounts Payable                                    4,238
                                            -------------
Net Cash Used in Operating Activities             (12,805)
                                            -------------
Cash Flows from Investing Activities:
------------------------------------
Other Assets                                            -
                                            -------------
Net Cash Used in Investing Activities                   -
                                            -------------
Cash Flows from Financing Activities:
------------------------------------
Common Stock issued for cash, net                 44,200
                                            -------------
Net Cash Provided from Financing Activities       44,200
                                            -------------
Net Increase in Cash                              31,395
                                            -------------
Cash Balance,  Begin Period                            -
                                            -------------
Cash Balance,  End Period                   $     31,395
                                            ============
Supplemental Disclosures:
------------------------
Cash Paid for interest                      $          -
                                            ============
Cash Paid for income taxes                  $          -
                                            ============

The accompanying notes are an integral part of these financial statements.

                           Aerobic Creations Inc.
                      (A Development Stage Enterprise)
                            December 31, 2004
                       Notes to Financial Statements

Note 1 - Nature of operations and basis of presentation

Organization

Aerobic Creations Inc. was incorporated under the laws of the State of Nevada on February 25, 2004 for the purpose of producing, distributing and marketing aerobics workout DVD's.

The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and 1,800,000 shares issued and outstanding as of December 31, 2004.

During the period the Company filed a Form 504 Registration Statement with the State of Nevada and raised $40,000 by way of an offering memorandum for 800,000 shares of the Company's common stock at a price of $0.05 per share. The funds will be used for expenses and working capital.

The Company has been in the initial organization stage since inception and has no current operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations or generating net profits from its planned business operations to ultimately attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company's officers and directors have agreed to advance funds to the Company on an as-needed basis for operating expenses until such time as it generates operating revenues and becomes profitable. Any such advances or loans would be repaid from revenues as and when they become available, at no interest to us. The Company currently anticipates that it will have its initial inventory ready for sale so it can commence generating revenues during the first quarter of 2005; however, it has not yet generated any revenues. The Company expects to satisfy its cash requirements for business operations for the next 12 months with its current cash in the bank, funds advanced from its officers and directors, plus revenues it is able to derive from business operations. The Company does not anticipate having to raise additional funds or seek bank loans or other financing to fund its business operations for the next 12 months.

Basis of presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

                         Aerobic Creations Inc.
                    (A Development Stage Enterprise)
                           December 31, 2004
                    Notes to Financial Statements

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (con't)

The Company's year end is December 31 with its initial period being from February 25, 2004 (inception) to December 31, 2004.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7. The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Federal Income Tax

The Company has adopted and accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

                         Aerobic Creations Inc.
                      (A Development Stage Enterprise)
                            December 31, 2004
                       Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (con't)

Net Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings
(loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as there are no potentially dilutive factors.

Stock-Based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company has not had any transactions requiring disclosure of comprehensive income.

Note 3 - Common Stock

The Company's authorized capitalization is 100,000,000 common shares with a par value of $0.001 per share.

As at December 31, 2004 and to date, the Company has not granted any stock options and has not recorded any stock-based compensation.

Effective February 25, 2004 a total of 1,000,000 shares of the Company's common stock were issued to the founding officers and directors pursuant to stock subscription agreements at $0.005 per share for total proceeds of $5,000.

From May 11, 2004 to May 26, 2004 a total of 800,000 shares of the Company's common stock were issued to 26 investors at $0.05 per share for total proceeds of $39,200, net of commissions of $800, pursuant to

                          Aerobic Creations Inc.
                      (A Development Stage Enterprise)
                            December 31, 2004
                       Notes to Financial Statements

Note 3 - Common Stock (con't)

an offering conducted under an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. None of these shares were issued to related parties. The offering was approved for sale by the Nevada Secretary of State Securities Division on May 6, 2004.

Note 4 - Related Parties

The Company currently has no significant related party transactions with any related individuals or entities.

The Company currently uses office space provided by the directors of the Company on a rent-free basis not subject to any formal rental or lease agreement. The Company has determined that the fair value of the office space provided is not significant and as such has not been recorded in these financial statements.

Note 5 - Income Taxes

The Company has net operating loss carry-forwards of approximately $17,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
--------------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures; Dale Matheson Carr-Hilton Labonte
Chartered Accountants, have been our only accounting firm since inception.

Item 8a. Accounting Controls and Procedures
-------------------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this annual report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                              PART III
                              ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name                        Age     Position(s)
----                        ---     -----------

Nicole Funk (1)             32     President, CEO, CFO,
                                   Treasurer, Principal
                                   Accounting Officer
                                   and Director

Norm Funk (1)               38    Secretary and Director

(1)  Nicole Funk and Norm Funk are husband and wife.

Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions until the next annual meeting of stockholders.

Background of Officers and Directors
------------------------------------
Nicole Funk has been the President, CEO, CFO, Treasurer, Principal Accounting Officer and a Director of our company since inception. From 1992 to the present, she has been teaching aerobics in a variety of private fitness facilities within British Columbia, Canada. Some such facilities include Gold's Gym, (Surrey, BC) Diva Fitness (White Rock,
BC) and Just Ladies Fitness (White Rock and Langley, BC). From September, 2001 until now, Nicole has been on parental leave from the Langley School Board. From September 1997 until June 2001, Nicole taught high school physical education and home economics at Brookswood

Secondary in Langley, BC, Canada. From 1992-1995, she worked for Fitness Now in Delta, BC, a fitness facility where she did sales, weight training and aerobics instructing. Nicole graduated from the University of British Columbia (UBC) in 1996 with a bachelor's degree in Human Kinetics, with a minor in Home Economics. In 1997, she also received a bachelor's degree from UBC in Education. Currently, Nicole is certified with the British Columbia Recreation and Parks Association as an aerobics instructor and is current in her CPR and First Aid certifications. Nicole devotes full time to our business.

Norm Funk has been the Secretary of the Company since inception. From 1995 to the present, he has been employed at Willingdon Church in Burnaby, BC, Canada where he is the Pastor. From 1992-1995, he served as a Pastor at Eagle Ridge Fellowship in Coquitlam, BC. Norm also does some itinerant speaking for a variety of different age groups in churches, camps and retreat settings throughout the year. In addition, Norm spends several weeks a year training youth workers employed in churches in Western Canada and the Northwestern United States. Norm graduated from Seattle Pacific University with a B.A. in Christian Education in 1991 and is currently working on his Master's degree at Regent College at the University of British Columbia. Norm devotes approximately 15 hours per week to our business operations.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
--------------------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Nicole Funk       2004  None    None   None      None      None
President, CEO,
CFO, Treasurer,
Principal
Accounting Officer
and Director

Norm Funk
Secretary and     2004  None    None   None      None      None
Director
-----------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.


ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management
------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,800,000 shares of our Common Stock issued and outstanding.

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner (1)                 Ownership (2)            Class
----------------        ---------------------       ----------

Nicole Funk	(3)             500,000		      28%
Unit 30 15030 58th Ave
Surrey, BC, Canada V3S 9G3

Norm Funk (3)                   500,000               28%
Unit 30 15030 58th Ave
Surrey, BC, Canada V3S 9G3

------------------------------------------------------------------------
Officers and Directors
as a Group (3 persons)        1,000,000               55.56%


(1) The persons named above, who are the only officers, directors and principal shareholders, may be deemed to be parents and promoters, within the meaning of such terms under the Securities Act of 1933, by virtue of their direct securities holdings.

(2) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

(3) Nicole and Norm Funk are husband and wife and as such, jointly own 1,000,000 shares or 55.56% of our issued and outstanding common stock.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
We are currently using the home of our officers and directors at no cost to us; however, at such time as our business expands and this space becomes insufficient, we will seek to lease larger warehouse space for inventory storage. There is no written lease agreement or other material terms or arrangements relating to our agreement with the Funks to use their home. We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under our SEC File No. 000-51091, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31            Sec. 302 Certification of President/CEO and CFO
  32            Sec. 906 Certification of President/CEO and CFO


(b) There were no reports on Form 8-K filed for the year ended December
31, 2004.


Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the period from February 25, 2004 (inception) to ended December 31, 2004 were $4,700 and the review for the financial statements included in our quarterly reports on Form 10-QSB during the year then ended, were $NIL.

Audit Related Fees
------------------
We incurred no fees for the period from inception (February 25, 2004) to December 31, 2004 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit
Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the period from inception (February 25, 2004) to December 31, 2004 were $NIL.

All Other Fees
--------------
We incurred no other fees during the period from inception (February 25, 2004) to December 31, 2004 for products and services rendered by our principal accountant.



                              SIGNATURES
                              ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  March 30, 2005           By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

Date:  March 30, 2005           By:/s/ Norm Funk, Secretary
                                and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  March 30, 2005           By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

Date:  March 30, 2005           By:/s/ Norm Funk, Secretary
                                and Director