Form 10QSB
period 2005-03-31
Aerobic Creations, Inc.
filed 2005-05-16
CIK 1311953

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2005

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                     Commission File Number: 0-51091

                         AEROBIC CREATIONS INC.
    ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               20-0781155
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

   201 - 15225 Thrift Avenue
White Rock, B.C., Canada V4B 2K9              (604) 576-2327
--------------------------------      -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

We had a total of 1,800,000 shares of common stock, par value $.001, issued and outstanding at March 31, 2005.

Transitional Small Business Disclosure Format:  Yes     No X

                      TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements......................................... 2

Item 2.  Management's Discussion and Analysis or Plan of Operation ... 9

Item 3.  Controls and Procedures...................................... 10

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..................................................... 11

Signatures............................................................ 11




                 Part I - FINANCIAL INFORMATION
                 ------------------------------

Item 1.  Financial Statements
-----------------------------
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              Aerobic Creations Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet

A S S E T S
-----------                               March 31, 2005  December 31, 2004
                                          --------------  -----------------
Current Assets
--------------
Cash                                         $   25,044      $   31,395
                                             ----------      ----------
Total  Assets                                $   25,044          31,395
                                             ==========      ==========
L I A B I L I T I E S
---------------------
Current Liabilities
-------------------
Accounts Payable	                     $    4,434           4,238
                                             ----------
Total Liabilities                                 4,434           4,238
                                             ----------      ----------
S T O C K H O L D E R S '    E Q U I T Y
----------------------------------------
Common Stock - Note 3
 100,000,000 authorized shares,
 par value $0.001
 1,800,000 shares issued and outstanding         1,800            1,800
Additional Paid-in-Capital                      42,400           42,400
Deficit accumulated during development stage   (23,590)         (17,043)
                                             ----------      ----------
Total Stockholders' Equity                      20,610           27,157
                                             ----------      ----------
Total Liabilities and Stockholders' Equity   $  25,044       $   31,395
                                             =========       ==========

Going Concern Contingency (Note 1)

   The accompanying notes are an integral part of these financial statements.

                        Aerobic Creations Inc.
                   (A Development Stage Enterprise)
                        Statement of Operations
                            (Unaudited)
                                       Three Months    February 25, 2004  February 25, 2004
                                          Ended          (inception) to     (inception) to
                                      March 3,1 2005     March 31, 2004     March 31, 2005
                                      --------------   -----------------  -----------------
Revenues:
--------
Revenues                                $        -         $       -          $       -
                                        ----------         ---------          ---------

Expenses:
---------
Office and general                             443                 7              3,918
Professional fees                            6,104             3,520             19,672
                                        ----------         ---------          ---------
Total Expenses                               6,547             3,527             23,590
                                        ----------         ---------          ---------
Net loss from Operations                    (6,547)           (3,527)           (23,590)

Provision for Income Taxes:
--------------------------
Income Tax Benefit (Provision)                   -                 -                  -
                                        ----------         ---------          ---------
Net Loss for the period                 $   (6,547)           (3,527)           (23,590)
                                        ==========         =========          =========
Basic and Diluted Loss Per
Common Share                            $        -         $       -
                                        ----------         ---------
Weighted Average number of
Common Shares                            1,800,000         1,000,000
used in per share calculations          ==========         =========

      The accompanying notes are an integral part of these financial statements.

                        Aerobic Creations Inc.
                  (A Development Stage Enterprise)
                       Statement of Cash Flows
                             (unaudited)

                                               Three Months   February 25, 2004
                                                 ended         (inception) to
                                              March 31, 2005    March 31, 2004
                                              --------------  -----------------
Cash Flows from Operating Activities:
------------------------------------
Net Loss for the period                        $   (6,547)      $      (3,527)
Accounts Payable                                      196               1,070
                                               ----------       -------------
Net Cash Used in Operating Activities              (6,351)             (2,457)
                                               ----------       -------------
Cash Flows from Financing Activities:
------------------------------------
Common Stock issued for cash, net                       0               5,000
                                               ----------       -------------
Net Cash Provided from Financing Activities             0               5,000
                                               ----------       -------------
Net Increase in Cash                               (6,351)              2,543
                                               ----------       -------------
Cash Balance,  Begin Period                        31,395                   -
                                               ----------       -------------
Cash Balance,  End Period                      $   25,044       $       2,543
                                               ==========       =============
Supplemental Disclosures:
------------------------
Cash Paid for interest                         $       -        $          -
                                               =========        ============
Cash Paid for income taxes                     $       -        $          -
                                               =========        ============




  The accompanying notes are an integral part of these financial statements.

                           Aerobic Creations Inc.
                      (A Development Stage Enterprise)
                       March 31, 2005 (unaudited)
                    Notes to Interim Financial Statements

Note 1 - Nature of operations and basis of presentation
-------------------------------------------------------
Organization
------------
Aerobic Creations Inc. was incorporated under the laws of the State of Nevada on February 25, 2004 for the purpose of producing, distributing and marketing aerobics workout DVD's.

The Company has a total of 100,000,000 authorized shares with a par value of $.001 per share and 1,800,000 shares issued and outstanding as of March 31, 2005.

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

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Basis of presentation
---------------------
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

                        Aerobic Creations Inc.
                  (a development stage enterprise)
                     March 31, 2005 (unaudited)
               Notes to Interim Financial Statements

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------
Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7. The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

Use of Estimates
----------------
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
In accordance with the requirements of SFAS No. 107, management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Federal Income Tax
------------------
The Company has adopted and accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Net Loss per Common Share
-------------------------
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as there are no potentially dilutive factors.

Stock-Based Compensation
------------------------
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                         Aerobic Creations Inc.
                   (a development stage enterprise)
                       March 31, 2005 (unaudited)
                Notes to Interim Financial Statements

Note 2 - Summary of Significant Accounting Policies (con't)
----------------------------------------------------------
Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company has not had any transactions requiring disclosure of comprehensive income.

Note 3 - Common Stock
---------------------
The Company's authorized capitalization is 100,000,000 common shares with a par value of $0.001 per share.

As of March 31, 2005 the Company has not granted any stock options and has not recorded any stock-based compensation.

Effective February 25, 2004 a total of 1,000,000 shares of the Company's common stock were issued to the founding officers and directors pursuant to stock subscription agreements at $0.005 per share for total proceeds of $5,000.

From May 11, 2004 to May 26, 2004 a total of 800,000 shares of the Company's common stock were issued to 26 investors at $0.05 per share for total proceeds of $39,200, net of commissions of $800, pursuant to an offering conducted under an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. None of these shares were issued to related parties. The offering was approved for sale by the Nevada Secretary of State Securities Division on May 6, 2004.

Note 4 - Related Parties
------------------------
The Company currently has no significant related party transactions with any related individuals or entities.

The Company currently uses office space provided by the directors of the Company on a rent-free basis not subject to any formal rental or lease agreement. The Company has determined that the fair value of the office space provided is not significant and as such has not been recorded in these financial statements.

Note 5 - Income Taxes
---------------------
The Company has net operating loss carry-forwards of approximately $23,600 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------
The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2004, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-51091.

Note Regarding Forward-Looking Statements
-----------------------------------------
The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and weassumes no obligation to update any such forward-looking statements.

Results of Operations
---------------------
Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004
-------------------------------------------------------------------------------
We are a development stage company and have not yet generated any revenues since inception. In May 2004, we completed an initial offering of our securities pursuant to an exemption provided by Rule 504 of Regulation D, registered by qualification in the State of Nevada, and raised a total of $40,000, which we have been using to develop our business plans. We have commenced limited business operations and are currently developing our products and website. We are in the development stage and, at March 31, 2005, have not yet sold any of our products or realized any income.

General and administrative expenses were $6,547 for the three months ended March 31, 2005, compared to $23,590 for the three months ended March 31, 2004. These expenses were substantially higher during the period March 31, 2004, as we incurred legal and accounting expenses to prepare and file our initial offering documents.

Net loss was $6,547 or $NIL per share for the three months ended March 31, 2005 as compared to a net loss of $23,590 or $NIL per share for the three months ended March 31, 2004.

Liquidity and Capital Resources
-------------------------------
At March 31, 2005, we had $25,044 in cash in the bank as compared to $31,595 in cash in the bank at December 31, 2004.

Net cash used in operating activities for the three months ended March 31, 2005 was $6,351 as compared to net cash used in operating activities of $2,457 for the three months ended March 31, 2004. Net cash used in operating activities in the three months ended March 31, 2004 and 2005 was attributed to general and administrative expenses incurred in our day-to-day operations.

Our stockholders' equity was $20,610 at March 31, 2005, compared to $27,157 for the three months ended March 31, 2004.

Net cash provided by financing activities for the three months ended March 31, 2005 was $0 as compared to net cash provided by financing activities of $5,000 for the three months ended March 31, 2004. Net cash provided by financing activities in the three months ended March 31, 2004 was cash paid by the founders for their initial stock.

While we believe our current capital will be sufficient to complete our proposed business pland sufficient to generate revenues to sustain operations for the next twelve months, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations or execute our business plans.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment.

We do not intend to hire any new employees during the ensuing year, unless our business operations expand sufficiently to warrant additional staff.

We do not anticipate any material commitments for capital expenditures in the near term. We are not aware of any trend in our industry or capital resources which may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------
Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                     PART II - OTHER INFORMATION
                     ---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB
Registration Statement, filed under SEC File Number 0-51091 on the SEC website at www.sec.gov:

Exhibit No.     Description
- ----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31            Sec. 302 Certification
  32            Sec. 906 Certification


B) There were no reports on Form 8-K filed during the quarter ended March 31, 2005.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  May 14, 2005             By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  May 14, 2005             By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

Date:  May 14, 2005             By:/s/ Norm Funk, Secretary
                                and Director