Form 10QSB/A
period 2005-03-31
Aerobic Creations, Inc.
filed 2005-05-17
CIK 1311953

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB/A

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

                              Aerobic Creations Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

A S S E T S
-----------                               March 31, 2005  December 31, 2004
                                            (Unaudited)
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
                                             =========       ==========

Going Concern Contingency (Note 1)

           The accompanying notes are an integral part of these interim financial statements.

                        Aerobic Creations Inc.
                   (A Development Stage Enterprise)
                        Statements of Operations
                            (Unaudited)

                                       Three Months    February 25, 2004  February 25, 2004
                                          Ended          (inception) to     (inception) to
                                      March 31, 2005     March 31, 2004     March 31, 2005
                                      --------------   -----------------  -----------------
Revenues:
--------
Revenues                                $        -         $       -          $       -
                                        ----------         ---------          ---------

Expenses:
---------
Office and general                             443                 7              3,918
Professional fees                            6,104             3,520             19,672
                                        ----------         ---------          ---------
Total Expenses                               6,547             3,527             23,590
                                        ----------         ---------          ---------
Net Loss for the period                 $   (6,547)           (3,527)           (23,590)
                                        ==========         =========          =========
Basic and Diluted Loss Per
Common Share                            $    (0.00)        $   (0.00)
                                        ----------         ---------
Weighted Average number of
Common Shares outstanding                1,800,000         1,000,000
                                        ==========         =========

           The accompanying notes are an integral part of these interim financial statements.


                     Aerobic Creations Inc
                (A Development Stage Enterprise)
              Statemenst of  Stockholders' Equity
For the period from February 25, 2004 (inception) to March 31, 2005 (unaudited)

                                                     Accumulated
                                                    Deficit During    Total
                                  $0.001    Paid-In  Development   Stockholders'
                         Shares   Par Value Capital   Period          Equity
                         --------- -------- -------- ------------- ------------
Balance, February 25,
2004                            - $      - $      -  $        - $         -

Shares issued for
cash at $0.005 per
share-Feb. 2004        1,000,000    1,000    4,000           -       5,000

Shares issued for
cash at $0.05 per
share-May 2004,
net of commission
of $800                  800,000      800   38,400           -      39,200

Net Loss
for the period from
February 25, 2004
(inception) to
December 31, 2004                                       (17,043)   (17,043)
                       ----------- -------- --------  ---------- -----------
Balance,
December 31, 2004      1,000,000    1,800   42,400      (17,043)    27,157

Net Loss
for the three month
period ended
March 31, 2005
(unaudited)                                              (6,547)    (6,547)
                       ----------- -------- --------  ---------- -----------
Balance,
March 31, 2005
(unaudited)            1,000,000    1,800   42,400      (23,590)    20,610
                       =========== ======== ========  ========== ===========


           The accompanying notes are an integral part of these interim financial statements.


                       Aerobic Creations Inc.
                  (A Development Stage Enterprise)
                       Statements of Cash Flows
                             (unaudited)

                                               Three Months   February 25, 2004  February 25, 2004
                                                 ended         (inception) to     (inception) to
                                              March 31, 2005    March 31, 2004     March 31, 2005
                                              --------------  -----------------  -----------------
Cash Flows from Operating Activities:
------------------------------------
Net Loss for the period                        $   (6,547)      $      (3,527)     $  (23,590)
Accounts Payable                                      196               1,070           4,434
                                               ----------       -------------      ----------
Net Cash Used in Operating Activities              (6,351)             (2,457)        (19,156)
                                               ----------       -------------      ----------
Cash Flows from Financing Activities:
------------------------------------
Common Stock issued for cash, net                       0               5,000          44,200
                                               ----------       -------------      ----------
Net Cash Provided from Financing Activities             0               5,000          44,200
                                               ----------       -------------      ----------
Net Increase in Cash                               (6,351)              2,543          25,044
                                               ----------       -------------      ----------
Cash Balance,  Begin Period                        31,395                   -               -
                                               ----------       -------------      ----------
Cash Balance,  End Period                      $   25,044       $       2,543          25,044
                                               ==========       =============      ==========
Supplemental Disclosures:
------------------------
Cash Paid for interest                         $       -        $          -       $        -
                                               =========        ============       ==========
Cash Paid for income taxes                     $       -        $          -       $        -
                                               =========        ============       ==========


           The accompanying notes are an integral part of these interim financial statements.

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

During 2004 the Company filed a Form 504 Registration Statement with the State of Nevada and raised $40,000 by way of an offering memorandum for 800,000 shares of the Company's common stock at a price of $0.05 per share. The funds are being used for ongoing corporate expenses and working capital.

The Company has completed a Form 10SB registration statement with the Securities and Exchange Commission and has received approval from NASD to list its shares for trading on the OTCBB.

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

The Company's officers and directors have agreed to advance funds to the Company on an as-needed basis for operating expenses until such time as it generates operating revenues and becomes profitable. Any such advances or loans would be repaid from revenues as and when they become available, at no interest. The Company currently anticipates that it will have its initial inventory ready for sale so it can commence generating revenues during the first quarter of 2005; however, it has not yet generated any revenues. The Company expects to satisfy cash requirements for business operations for the next 12 months with current cash in the bank and funds advanced from officers and directors as may be required. The Company does not anticipate having to raise additional funds or seek bank loans or other financing to fund its business operations for the next 12 months.

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

                     Aerobic Creations Inc.
               (a development stage enterprise)
                  March 31, 2005 (unaudited)
             Notes to Interim Financial Statements

Note 2 - Summary of Significant Accounting Policies
---------------------------------------------------
Basis of presentation
---------------------
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

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

The Company has not granted any stock options to date and has not recorded any stock-based compensation.

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

General and administrative expenses were $6,547 for the three months ended March 31, 2005, compared to $3,527 for the three months ended March 31, 2004. These expenses were higher during the period March 31, 2005, as we incurred legal and accounting expenses to prepare and file our Form 10SB registration statement and amendments.

Net loss was $6,547 or $NIL per share for the three months ended March 31, 2005 as compared to a net loss of $3,527 or $NIL per share for the three months ended March 31, 2004.

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

Our stockholders' equity was $20,610 at March 31, 2005, compared to $27,157 as at December 31, 2004.

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

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  May 16, 2005             By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  May 16, 2005             By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

Date:  May 16, 2005             By:/s/ Norm Funk, Secretary
                                and Director