Form 10QSB
period 2005-06-30
Aerobic Creations, Inc.
filed 2005-08-15
CIK 1311953

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2005

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

We had a total of 1,800,000 shares of common stock, par value $.001, issued and outstanding at June 30, 2005 and as of the date of the filing of this report.

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

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..................................................... 11

Signatures............................................................ 11




                 Part I - FINANCIAL INFORMATION
                 ------------------------------

Item 1.  Financial Statements
-----------------------------
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              Aerobic Creations Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

A S S E T S
-----------                               June 30, 2005  December 31, 2004
                                            (Unaudited)
                                          --------------  -----------------
Current Assets
--------------
Cash                                         $   16,135      $   31,395
                                             ----------      ----------
Total  Assets                                $   16,135          31,395
                                             ==========      ==========
L I A B I L I T I E S
---------------------
Current Liabilities
-------------------
Accounts Payable	                     $    2,526           4,238
                                             ----------
Total Liabilities                                 2,526           4,238
                                             ----------      ----------
S T O C K H O L D E R S '    E Q U I T Y
----------------------------------------
Common Stock - Note 3
 100,000,000 authorized shares,
 par value $0.001
 1,800,000 shares issued and outstanding
 (December 31, 2004 - 1,800,000)                 1,800            1,800
Additional Paid-in-Capital                      42,400           42,400
Deficit accumulated during development stage   (30,591)         (17,043)
                                             ----------      ----------
Total Stockholders' Equity                      13,609           27,157
                                             ----------      ----------
Total Liabilities and Stockholders' Equity   $  16,135       $   31,395
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

                        Aerobic Creations Inc.
                   (A Development Stage Enterprise)
                        Statements of Operations
                            (Unaudited)


                                Three Months   Three Months   Six Months   February 25, 2004  February 25, 2004
                                   Ended          Ended         Ended       (inception) to     (inception) to
                                June 30, 2005 June 30, 2004  June 30, 2005   June 30, 2004      June 30, 2005
                                ------------- -------------  -------------  ----------------  -----------------
Revenues:
--------
Revenues                         $      -      $       -      $      -        $       -         $      -
                                 ----------    ----------     ----------      ----------        -----------

Expenses:
---------
Office and general                     373             -           816              509              4,291
Professional fees                    6,628         6,400        12,732           11,308             26,300
                                 ----------    ----------     ----------      ----------        -----------
Total Expenses                       7,001         6,400        13,548           11,817             30,591
                                 ----------    ----------     ----------      ----------        -----------


Net Loss for the period          $  (7,001)    $  (6,400)     $(13,548)       $ (11,817)        $  (30,591)
                                 ==========    ==========     ==========      ==========        ===========

Basic Loss Per Common Share      $   (0.00)    $   (0.00)     $  (0.01)       $   (0.01)
                                 ==========    ==========     ==========      ==========

Weighted Average number of
Common Shares outstanding         1,800,000     1,455,556     $1,800,000      $1,317,460
                                 ==========    ==========     ==========      ==========



           The accompanying notes are an integral part of these interim financial statements.


                            Aerobic Creations Inc.
                      (A Development Stage Enterprise)
                      Interim Statements of Cash Flows
                                 (unaudited)

                                                Six Months   February 25, 2004  February 25, 2004
                                                 ended         (inception) to     (inception) to
                                              June 30, 2005    June 30, 2004     June 30, 2005
                                              --------------  -----------------  -----------------
Cash Flows from Operating Activities:
------------------------------------
Net Loss for the period                        $  (13,548)      $     (11,817)     $  (30,591)

Changes in non-cash working capital items:
Accounts Payable                                   (1,712)              7,116           2,526
                                               ----------       -------------      ----------
Net Cash Used in Operating Activities             (15,260)             (4,701)        (28,065)
                                               ----------       -------------      ----------
Cash Flows from Financing Activities:
------------------------------------
Common Stock issued for cash, net                       -              44,200          44,200
                                               ----------       -------------      ----------
Net Cash Provided from Financing Activities             0              44,200          44,200
                                               ----------       -------------      ----------


Net Increase in Cash                              (15,260)             39,499          16,135
                                               ----------       -------------      ----------

Cash Balance,  Begin Period                        31,395                   -               -
                                               ----------       -------------      ----------

Cash Balance,  End Period                      $   16,135       $      39,499          16,135
                                               ==========       =============      ==========
Supplemental Disclosures:
------------------------
Cash Paid for interest                         $       -        $          -       $        -
                                               =========        ============       ==========
Cash Paid for income taxes                     $       -        $          -       $        -
                                               =========        ============       ==========









           The accompanying notes are an integral part of these interim financial statements.

                           Aerobic Creations Inc.
                      (A Development Stage Enterprise)
                       June 30, 2005 (unaudited)
                    Notes to Interim Financial Statements

Note 1 - Nature of operations and basis of presentation
-------------------------------------------------------
Organization
------------
Aerobic Creations Inc. was incorporated under the laws of the State of Nevada on February 25, 2004 for the purpose of producing, distributing and marketing aerobics workout DVD's.

The Company has a total of 100,000,000 authorized shares with a par value of $0.001 per share and 1,800,000 shares issued and outstanding as of June 30, 2005.

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

The Company's officers and directors have agreed to advance funds to the Company on an as-needed basis for operating expenses until such time as it generates operating revenues and becomes profitable. Any such advances or loans would be repaid from revenues as and when they become available, at no interest. The Company currently anticipates that it will have its initial inventory ready for sale so it can commence generating revenues during the fourth quarter of 2005; however, it has not yet generated any revenues. The Company expects to satisfy cash requirements for business operations for the next 12 months with current cash in the bank and funds advanced from officers and directors as may be required. The Company does not anticipate having to raise additional funds or seek bank loans or other financing to fund its business operations for the next 12 months.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily ndicative of the results that may be expected for the year ending December 31, 2005.

                     Aerobic Creations Inc.
               (a development stage enterprise)
                  June 30, 2005 (unaudited)
             Notes to Interim Financial Statements

Note 2 - Summary of Significant Accounting Policies (Cont.)
----------------------------------------------------------
Basis of presentation
---------------------
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

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

Use of Estimates
----------------
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                       Aerobic Creations Inc.
                (a development stage enterprise)
                    June 30, 2005 (unaudited)
              Notes to Interim Financial Statements

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

Note 5 - Income Taxes
---------------------
The Company has net operating loss carry-forwards of approximately $30,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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

Results of Operations
---------------------
Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004
-------------------------------------------------------------------------------
We are a development stage company and have not yet generated any revenues since inception. In May 2004, we completed an initial offering of our securities pursuant to an exemption provided by Rule 504 of Regulation D, registered by qualification in the State of Nevada, and raised a total of $40,000, which we have been using to develop our business plans. We have commenced limited business operations and are currently developing our products and website. We are in the development stage and, at June 30, 2005, have not yet sold any of our products or realized any income.

Total expenses were $7,001 for the three months ended June 30, 2005, consisting of $373 in office and general expense and $6,628 in professional fees, as compared to $6,400 for the three months ended June 30, 2004, consisting of $6,400 in professional fees. The professional fees were attributed to fees incurred in connection with the preparation and filing of our quarterly and annual reports with the U.s. Securities and Exchange Commission (SEC).

Net loss was $7,001 or $NIL per share for the three months ended June 30, 2005 as compared to a net loss of $6,400 or $NIL per share for the three months ended June 30, 2004.

Liquidity and Capital Resources
-------------------------------
Our liquidity at June 30, 2005 consists solely of our cash in the bank in the amount of $16,135. Our current liabilities consist of $2,526 in accounts payable.

Net cash used in operating activities for the three months ended June 30, 2005 was $(15,260), which was attributed to general and administrative expenses incurred in our day-to-day operations and the preparation and filing of our reports with the SEC.

Our stockholders' equity was $13,609 at June 30, 2005 or $0.01 per share.

Net cash provided by financing activities for the three months ended June 30, 2005 was $0.

While we believe our current capital will be sufficient to complete our proposed business plans and sufficient to generate revenues to sustain operations until December 31, 2005, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations or execute our business plans.

Our financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $30,591 at June 30, 2005. Management is continuing to develop its products and website in an effort to generate revenues and continue operations for the next twelve months.

We may elect to raise additional capital in the future, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions; however, there can be no assurance that we can raise additional financing on favorable terms.

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

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.

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


B) There were no reports on Form 8-K filed during the quarter ended June
30, 2005.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  August 13, 2005          By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  August 13, 2005          By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

Date:  August 13, 2005          By:/s/ Norm Funk, Secretary
                                and Director