Form 10QSB
period 2005-09-30
Aerobic Creations, Inc.
filed 2005-11-15
CIK 1311953

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2005

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

We had a total of 1,800,000 shares of common stock, par value $.001, issued and outstanding at September 30, 2005 and as of the date of the filing of this report.

Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).   Yes  X   No

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

                    PART II: OTHER INFORMATION

Item 6.  Exhibits..................................................... 11

Signatures............................................................ 11




                 Part I - FINANCIAL INFORMATION
                 ------------------------------

Item 1.  Financial Statements
-----------------------------
The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

                              Aerobic Creations Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

A S S E T S
-----------                              September 30, 2005  December 31, 2004
                                            (Unaudited)
                                          --------------     -----------------
Current Assets
--------------
Cash                                         $   13,747      $   31,395
                                             ----------      ----------
Total  Assets                                $   13,747          31,395
                                             ==========      ==========
L I A B I L I T I E S
---------------------
Current Liabilities
-------------------
Accounts Payable	                     $    2,175           4,238
                                             ----------      ----------
Total Liabilities                                 2,175           4,238
                                             ----------      ----------
S T O C K H O L D E R S '    E Q U I T Y
----------------------------------------
Common Stock - Note 3
 100,000,000 authorized shares,
 par value $0.001
 1,800,000 shares issued and outstanding
 (December 31, 2004 - 1,800,000)                 1,800            1,800
Additional Paid-in-Capital                      42,400           42,400
Deficit accumulated during development stage   (32,628)         (17,043)
                                             ----------      ----------
Total Stockholders' Equity                      11,572           27,157
                                             ----------      ----------
Total Liabilities and Stockholders' Equity   $  13,747       $   31,395
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

                        Aerobic Creations Inc.
                   (A Development Stage Enterprise)
                        Statements of Operations
                            (Unaudited)


                                Three Months   Three Months   Nine Months   February 25, 2004  February 25, 2004
                                   Ended          Ended         Ended       (inception) to     (inception) to
                                September 30   September 30  September 30     September 30       September 30
                                    2005           2004          2005            2004               2005
                                ------------- -------------  -------------  ----------------  -----------------
Revenues:
--------
Revenues                         $      -      $       -      $      -        $       -         $      -
                                 ----------    ----------     ----------      ----------        -----------

Expenses:
---------
Office and general                     229           852         1,045            1,361              4,520
Professional fees                    1,808         1,192        14,540           12,500             28,108
                                 ----------    ----------     ----------      ----------        -----------
Total Expenses                       2,037         2,044        15,585           13,861             32,628
                                 ----------    ----------     ----------      ----------        -----------


Net Loss for the period          $  (2,037)    $  (2,044)     $(15,585)       $ (13,861)        $  (32,628)
                                 ==========    ==========     ==========      ==========        ===========

Basic Loss Per Common Share      $   (0.00)    $   (0.00)     $  (0.01)       $   (0.01)
                                 ==========    ==========     ==========      ==========

Weighted Average number of
Common Shares outstanding         1,800,000     1,800,000      1,800,000       1,521,101
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


                            Aerobic Creations Inc.
                      (A Development Stage Enterprise)
                      Interim Statements of Cash Flows
                                 (unaudited)

                                               Nine Months    February 25, 2004   February 25, 2004
                                                 ended         (inception) to     (inception) to
                                              September 30      September 30        September 30
                                                  2005              2004                2005
                                              --------------  ------------------  -----------------
Cash Flows from Operating Activities:
------------------------------------
Net Loss for the period                        $  (15,585)      $     (13,861)     $  (32,628)

Changes in non-cash working capital items:
Accounts Payable                                   (2,063)              2,939           2,175
                                               ----------       -------------      ----------
Net Cash Used in Operating Activities             (17,648)            (10,922)        (30,453)
                                               ----------       -------------      ----------
Cash Flows from Financing Activities:
------------------------------------
Common Stock issued for cash, net                       -              44,200          44,200
                                               ----------       -------------      ----------
Net Cash Provided from Financing Activities             -              44,200          44,200
                                               ----------       -------------      ----------


Net Increase in Cash                              (17,648)             33,278          13,747


Cash Balance,  Begin Period                        31,395                   -               -
                                               ----------       -------------      ----------

Cash Balance,  End Period                      $   13,747       $      33,278      $   13,747
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

                           Aerobic Creations Inc.
                      (A Development Stage Enterprise)
                       September 30, 2005 (unaudited)
                    Notes to Interim Financial Statements

Note 1 - Nature of operations and basis of presentation
-------------------------------------------------------
Organization
------------
Aerobic Creations Inc. was incorporated under the laws of the State of Nevada on February 25, 2004 for the purpose of producing, distributing and marketing aerobics workout DVD's.

The Company has a total of 100,000,000 authorized shares with a par value of $0.001 per share and 1,800,000 shares issued and outstanding as of September 30, 2005.

During 2004, the Company filed a Form 504 Registration Statement with the State of Nevada and raised $40,000 by way of an offering memorandum for 800,000 shares of the Company's common stock at a price of $0.05 per share. The funds are being used for ongoing corporate expenses and working capital.

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

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily ndicative of the results that may be expected for the year ending December 31, 2005.

                     Aerobic Creations Inc.
               (a development stage enterprise)
                  September 30, 2005 (unaudited)
             Notes to Interim Financial Statements

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

Income Taxes
------------
The Company has adopted and accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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

                       Aerobic Creations Inc.
                (a development stage enterprise)
                    September 30, 2005 (unaudited)
              Notes to Interim Financial Statements

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

Note 5 - Income Taxes
---------------------
The Company has net operating loss carry-forwards of approximately $32,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

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

Results of Operations
---------------------
Three Months Ended September 30, 2005 compared to the Three Months Ended September 30, 2004
-------------------------------------------------------------------------
We are a development stage company and have not yet generated any revenues since inception. In May 2004, we completed an initial offering of our securities pursuant to an exemption provided by Rule 504 of Regulation D, registered by qualification in the State of Nevada, and raised a total of $40,000, which we have been using to develop our business plans. We have commenced limited business operations and are currently developing our products and website. We are in the development stage and, at September 30, 2005, have not yet sold any of our products or realized any income.

Total expenses were $2,037 for the three months ended September 30, 2005, consistingof $229 in office and general expense and $1,808 in professional fees, as compared to $2,044 for the three months ended September 30, 2004, consisting of $852 in office and general expense and $1,192 in professional fees. The professional fees were attributed to fees incurred in connection with the preparation and filing of our quarterly reports with the U.s. Securities and Exchange Commission (SEC).
Net loss was $2,037 or $NIL per share for the three months ended September 30, 2005 as compared to a net loss of $2,044 or $NIL per share for the period ended September 30, 2004. We have incurred a net loss of $32,628 since inceptionon February 25, 2004.

Liquidity and Capital Resources
-------------------------------
Our liquidity at September 30, 2005 consists solely of our cash in the bank in the amount of $13,747. Our current liabilities consist of $2,175 in accounts payable.

Net cash used in operating activities for the nine months ended September 30, 2005 was $17,648, which was attributed to general and administrative expenses incurred in our day-to-day operations and the preparation and filing of our reports with the SEC in the amount of $15,585 and accounts payable in the amount of $2,063.

Our stockholders' equity was $11,572 at September 30, 2005 or $0.006 per share.

Net cash provided by financing activities for the three months ended September 30, 2005 was $0.

While we believe our current capital will be sufficient to complete our proposed business plans and sufficient to sustain operations until December 31, 2005, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations or execute our business plans.

Our financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $32,628 at September 30, 2005. Management is continuing to develop its products and website in an effort to generate revenues and continue operations for the next twelve months.

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


B) There were no reports on Form 8-K filed during the quarter ended September 30, 2005.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  November 9, 2005         By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  November 9, 2005         By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

Date:  November 9, 2005         By:/s/ Norm Funk, Secretary
                                and Director