Form 10KSB
period 2005-12-31
Aerobic Creations, Inc.
filed 2006-03-29
CIK 1311953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate  by check mark  whether  the  registrant  is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).   Yes  [X]  No  [ ]

We had no revenues for the fiscal year ended December 31, 2005.

The aggregate market value of Issuer's voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on March 13, 2006 was $808,000 (1). (1)Bid price on March 13, 2006. Issuer has no non-voting common stock.


At December 31, 2005, 800,000 shares of our common stock were held by non-affiliates. Our common stock is currently listed for quotation on the OTCBB under the symbol AERC. Issuer had a total of 1,800,000 shares of Common Stock issued and outstanding at December 31, 2005, held by a total of 29 sharheolders.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB Registration Statement, filed under CIK No. 0001311953 on December 23, 2004, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format: Yes   No X

                      Safe Harbor Statement
                      ---------------------
This annual report contains forward-looking statements. All statements other than statements of historical fact are forward-looking statements for purposes of federal and state securities laws. Forward-looking statements may include the words may, plans, estimates, anticipates, believes, expects, intends and similar expressions. Although we believe that such statements are based on reasonable assumptions, these forward-looking statements are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following: our substantial level of indebtedness; changes in the supply and/or demand and/or prices for our products; the activities of competitors; changes in significant operating expenses, including raw material and/or costs; changes in currency exchange rates; changes in the availability of capital; general economic and business conditions in the United States and elsewhere in the world; changes in the regulatory environment; and our ability to operate as a stand-alone business. Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, either to reflect new developments or for any other reason, except as required by law.





                        Available Information
                        ---------------------

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                             PART I
                             ======
Item 1. Business
----------------
General
-------
Aerobic Creations Inc. was incorporated in the State of Nevada on February 25, 2004 to commence the production and sales of aerobics workout DVDs for personal and professional use. In May 2004, we completed an initial offering of our securities pursuant to an exemption provided by Rule 504 of Regulation D, registered by qualification in the State of Nevada, and raised a total of $40,000 for use in the development and implementation of our business plans.
We have commenced limited business operations.We are in the development stage and have not yet sold any of products or realized any income.
We incurred net operating losses of $36,400 for the period from inception to December 31, 2005.

We operate our business with two distinct areas of focus:
Production of aerobics workout DVDs and the distribution/sales of those aerobics workout DVDs.


The production of the aerobics workout DVDs uses currently available technologies and will follow proven video to DVD production protocols.

We currently offer different aerobics workout DVDs. Consumers are able to play their aerobics workout DVDs on their home
DVD players and enjoy the workout they like to do in the comfort of their own home. In addition, they may choose to play them on their home computers or on their laptops/portable DVD players while traveling or away from home to maintain their workout schedule.

We currently sell the DVDs via our website at www.aerobicreations.com.

Product Line
------------
We have the following aerobics workout DVDs for sale on our website:

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

We estimate the approximate cost of producing an aerobics workout DVD will be around $5.00. This cost is directly proportional to the fluctuating prices of the blank DVDs being used and the types of packaging being implemented. We retail the DVDs for $24.95.

Marketing and Sales
-------------------
We currently have our aerobic workout DVD's for sale on our website located at www.aerobicreations.com.

Given the high cost of mainstream and conventional advertising mediums such as magazine ads, newspaper ads and trade journal ads, as well as the high costs of unconventional advertising like infomercials; we have decided to allocate our limited cash resources to maintaining our website and continuing to generate interest in our workout dvds through the internet.

Due to the high cost of shipping, we attempt to make our products available mainly in Canada and the United States. Our online customers are able to order products, pay for them with paypal and have the products shipped directly to them. As Internet usage continues to grow and online purchases become much more commonplace, it is expected that this will continue to be an inexpensive and effective way for us to market and sell our products.

Money-Back and Other Guarantees
-------------------------------
We provide each customer with a thirty-day money-back, satisfaction guarantee, permitting the return of any unused products if the customer is not completely satisfied with their purchase. We intend to fully stand behind our products.

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

Sources and Availability of Raw Materials
-----------------------------------------
We can purchase our raw materials and supplies such as blank DVDs and DVD packaging supplies from different suppliers such as Future Shop, Office Depot and Staples. We do not have any material contracts with these suppliers and are on a cash purchase basis at this time. All of the materials and supplies used in production are readily available from many different suppliers and, if and when necessary, we will be able to substitute our current suppliers if certain supplies we need are unavailable or if we are able to obtain better prices.

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

There are a large number of celebrities and models who star in and promote a wide range of exercise videos. Some of the better known and more successful people are Jane Fonda - actress, Paula Abdul - singer, dancer and TV personality, Rachel Hunter, Claudia Schiffer and Cindy Crawford, all very well known and easily recognizable super models. Some of the better known fitness gurus starring in exercise videos are Denise Austin, Kathy Smith, Leslie Sansone, Billy Blank, well known for his Tae Bo series, and Richard Simmons, well known for his "Sweating to the Oldies" series.

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

Employees
---------
At the present time, we have two part time employees, who are our officers and directors.

ITEM 1A. Risk Factors
---------------------
Investing in our securities involves risks. You should carefully consider the following risk factors and the other information in this prospectus, including our consolidated financial statements and related notes, before you decide to purchase our common stock. If any of the following risks occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our common stock could decline and you could lose part or all of your investment. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

1. We are a high risk, start-up company and, as such, there is uncertainty regarding our future profitability.

Since we have only been incorporated and in existence since
February 25, 2004, we are in our organizational and development stage, and have not yet had any earnings, there is no guarantee that we will be successful in our proposed business plans. Our independent auditors have expressed the opinion that there is substantial doubt about our ability to continue as a going concern. We do not expect our current cash in the bank to satisfy our cash requirements for the next 12 months; once we have exhausted our cash reserves, our ability to continue as a going concern will be dependent on our ability to generate revenues or raise additional capital to fund our operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually attain positive cash flow from operations to address all of our cash flow needs. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plans could fail. We face all the risks inherent in a relatively new business and there can be no assurance that our activities will be successful and/or result in any sales of our products and/or profits.


2. We must establish, maintain and strengthen our "brand name" in order to attract and retain customers.

In order to attract and retain a customer base and increase online traffic, we must establish, maintain and strengthen our "brand name". In order to be successful in establishing our brand, consumers must perceive us as a trusted source for quality products. If we are unable to attract and retain customers with our current marketing and sales plans, we may not be able to successfully establish our brand name or generate any revenues.

3. We could experience fluctuations in the availability and cost of raw materials and/or supplies we use in our DVD production.

Our operating results are vulnerable to fluctuations in the cost and availability of raw materials we use in the production of our DVD products. We will seek to ensure that alternate qualified suppliers are available in the event there are production, delivery or other problems with our primary vendors, but any unavailability of materials could impact our sales and revenues.

4. The exercise video industry is highly competitive and there is no guarantee our DVDs will be well received or successful.

The exercise video industry is highly competitive and there are numerous well-established competitors,primarily from two distinctive groups. The first being well known celebrities and models who use their popularity to help promote their fitness/aerobics videos. The second group consists of less well known individuals who usually have much greater experience and credentials when it comes to physical fitness. We also compete with every fitness club or community center that offers aerobics classes. Thereare also numerous different distribution channels which all these products compete to be sold through. They include in-store sales in video stores, department stores, supermarkets, fitness clubs and stores, as well as online internet sales and through infomercials.

5. We are subject to the many risks of doing business internationally, including but not limited to the difficulty of enforcing liabilities in foreign jurisdictions.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. In addition, we are registered as a foreign corporation doing business in Canada and are subject to the local laws of Canada governing investors ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Canadian courts having jurisdiction without reexamination of the merits of the case.

Since all of our officers and directors and certain experts named in this prospectus, reside outside the United States, substantially all or a portion of the assets of each are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States. We have been advised that, based on the current political relationship with the U.S., there is little doubt as to the enforceability of judgments obtained in U.S. Courts against Canadian citizens or businesses.

6. Investors may have difficulty liquidating their investment because our common stock is subject to penny stock regulation.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in our securities may find it difficult to sell their securities, if at all.

ITEM 1B. Unresolved Staff Comments
----------------------------------
Not applicable.

Item 2. Properties
------------------
We lease shared office facilities at 201 - 15225 Thrift Avenue, White Rock, British Columbia on a month-to-month basis for approximately $75 US per month. The facilities include fax services, reception area and shared office and boardroom meeting facilities. We are also currently using the residence of Nicole and Norm Funk, our officer and directors, for production of the DVDs on a rent-free basis.
We utilize fitness clubs and temporary fitness space on an as-need basis to video the different movements and routines that we use in the production of the DVDs. Currently, we have not incurred any facility rental costs.

Item 3. Legal Proceedings
-------------------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
There were no matters submitted for a vote to the security holders during the year ended December 31, 2005.


                             PART II
                             =======

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchaes of Equity Securities
 -------------------------------------------------------------------
Our Common Stock, par value $.001, is listed for quotation on the OTCBB under the symbol AERC.

As of December 31, 2005 we believe that there were 28 holders of record of our Common Stock.

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

At December 31, 2005, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

ITEM 6.  Selected Financial Data
--------------------------------
Since we have not yet generated any revenues since inception, no selected historical financial and operating data for each of the five years through fiscal year 2005 are included herein. The only expenses incurred since inception have been in connection with the preparation and filing of documents used in our initial public offering and in subsequent registration statement and periodic report filings with the U.S. Securities and Exchange Commission and for thedevelopment of our business plans. Our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2005 are included in their entirety in this Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------

Plan of Operation
-----------------
We do not expect to satisfy its cash requirements for business operations for the next 12 months with our current cash in the bank and will require additional financing to maintain our ongoing business operations. No assurances can be given that we will be able to raise additional financing to satisfy our cash requirements.

As resources remain available, We will continue to offer our workout DVDs for sale at our website at www.aerobicreations.com and continue our existing operations. We currently have four workout DVDs available for purchase:
Sport Step, Step Right Up, Sassy and Seamless and Step Jam. We have not generated any sales of our workout dvds and We currently have no plans to develop any other aerobic workout dvds. We may decide that we can not continue with our business operations as outlined in our original business plan because of a lack of financial resources; therefor we would look for other potential business opportunitites that might be avaialable to the Company. There can be no certainities that there will be any other business opportunities available nor can there be any certainities of the nature of the business opportuntity that might be avavilable nor any indication of the financial resources required of any possible business opportunity.


Results of Operations
---------------------
We had no revenues for the years ended December 31, 2005 or 2004. We are still in the development stage and have not yet generated any revenues since inception.

For the year ended December 31, 2005, we incurred a net operating loss of $19,357, as compared to a net loss of $17,043 for the year ended December 31, 2004. We have incurred total net operating losses of $36,400 for the period from inception (February 25, 2004) to the year ended December 31, 2005.

Total operating costs for the year ended December 31, 2005 were $19,357, consisting of $11,717 in office and general administrative expense and $7,640 in professional fees, as compared to total operating costs of $17,043, consisting of $3,475 in general and administrative expense and $13,568 in professional fees. Professional fees incurred during both years were a result of the preparation and filing of our registration and compliance documents with the SEC. Administrative expenses were mainly attributed to miscellaneous office expenses, filing fees, rent and business development expenses.

Liquidity and Capital Resources
-------------------------------
As at December 31, 2005, we had current cash in the bank of $12,010. We expect that we might not be able to satisfy our cash requirements for business operations for the next 12 months without having to raise additional funds or seek bank loans. Our current liabilities consist of $4,210 in accounts payable.

There was no cash provided by financing or investing activities for the year ended December 31, 2005.Net cash provided by operating activities for the year ended December 31, 2005 was ($19,385).

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern.

Our continued operations are dependent upon our ability to generate revenues from operations and/or obtain further financing, if and when needed, through borrowing from banks or other lenders or equity funding. There is no assurance that sufficient revenues can be generated or that additional financing will be available, if and when required, or on terms favorable to us. If we are unable to generate sufficient revenues and/or obtain financing if and when needed, our current business plan could fail. In addition, we may modify or not pursue our business plan based on available financing.

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

Item 7. Financial Statements.
-----------------------------
Following are our audited financial statements for the year ended
December 31, 2005.

                        AEROBIC CREATIONS INC.
                    (a development stage enterprise)

                        FINANCIAL STATEMENTS

                          December 31, 2005













REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

        DALE MATHESON                 Partnership of:
  CARR-HILTON LABONTE    Robert J. Burkart, Inc.   James F. Carr-Hilton, Ltd.
---------------------    Alvin F. Dale, ltd.       Peter J. Donaldson, Inc.
Chartered Accountants    Wilfred A. Jacobson, Inc. Reginald .J. LaBonte, Ltd.
                         Robert J. Matheson, Inc.  Fraser G. Ross, Ltd.
                         Brian A. Shaw, Inc.       Anthony L. Soda, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Aerobic Creations Inc.:

We have audited the accompanying balance sheets of Aerobic Creations Inc.
(a development stage enterprise) as of December 31, 2005 and 2004 and the statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005,the period from inception on February 25, 2004 to December 31, 2004 and the period from inception on February 25, 2004 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriatein the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial tatements. An audit alsoincludes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders' equity for the year ended December 31, 2005, the period from inception on February 25, 2004 to December 31, 2004 and the period from inception on February 25, 2004 to December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dale Matheson Carr-Hilton LaBonte
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 11, 2006

  A Member of MMGI International, A Worldwide Network of Independent
                  Accountants and Business Advisors

Vancouver      Suite 1700-1140 West Pender St.,
Offices:       Vancouver, B.C., Canada V6E 4G1
               Tel: 604-687-4747 - Fax: 604-687-4216
               Suite 1500-1140 West Pender St., Vancouver, B.C., Canada V6E 4G1
               Tel: 604-687-4747 - Fax: 604-689-2778


                         Aerobic Creations Inc.
                   (A Development Stage Enterprise)
                             Balance Sheets


		              A S S E T S
							December 31, 2005		December 31, 2004
							----------------		-----------------
Current Assets

	Cash					 		$12,010 		 $31,395
							----------------		-----------------


Total  Assets					 		$12,010 		 $31,395
							================                =================
		L I A B I L I T I E S

Current Liabilities
	Accounts Payable adn Accrued Liabilities 		$4,210 		 	  $4,238
							----------------		-----------------
Total Liabilities				  		 4,210 		  	   4,238
							----------------		-----------------


	S T O C K H O L D E R S '    E Q U I T Y

Common Stock (Note 3)
100,000,000 authorized common shares, par value $0.001		 1,800 		 	   1,800
1,800,000 common shares issued and outstanding
(December 31, 2004 - 1,800,000)
Additional Paid-in-Capital					42,400	        	  42,400
Deficit accumulated during development stage		       (36,400)		         (17,043)
							----------------		-----------------

Total Stockholders' Equity 					 7,800 		 	  27,157
							----------------		-----------------


Total Liabilities and Stockholders' Equity			$12,010 		 $31,395
							================                =================

Going Concern Contingency (Note 1)

 The accompanying notes are an integral part of these
             financial statements.

                 Aerobic Creations Inc.
            (A Development Stage Enterprise)
                 Statements of Operations

                                   -------------------    ------------------    ------------------
                                                           February 25, 2004     February 25, 2004
                                       Year Ended           (inception) to         (iception) to
                                    December 31, 2005      December 31, 2004     December 31, 2005
                                   -------------------    ------------------    ------------------
Expenses
---------
Office and general                     $    11,717          $     3,475           $    15,192
Professional fees                            7,640               13,568                21,208
                                        ----------           ----------            ----------
Total Expenses                              19,357               17,043                36,400
                                        ----------           ----------            ----------
Net loss from Operations               $    19,357         $     17,043           $    36,400
					===========	     ===========	   ===========

Basic Net Loss Per
Common Share                            $    (0.01)          $    (0.01)
                                        ----------           ----------
Weighted Average number of
Common Shares                            1,800,000            1,565,916
used in per share calculations          ==========           ==========





















           The accompanying notes are an integral part of these
                      financial statements


                     Aerobic Creations Inc
                (A Development Stage Enterprise)
              Statements of Stockholders' Equity
For the period from February 25, 2004 (inception) to December 31, 2005

                                                        Deficit
                                                      Accumulated
                                           Additional   During         Total
                                           Paid-In   Development  Stockholders'
                         Shares   Par Value Capital      Stage        Equity
                         --------- -------- -------- ------------- ------------
Balance, February 25,
2004                            -  $      - $      -   $       -     $        -

Shares issued for
cash at $0.005 per
share-Feb. 2004         1,000,000     1,000    4,000           -          5,000

Shares issued for
cash at $0.05 per
share-May 2004,
net of commission
of $800                   800,000       800   38,400           -         39,200

Net Loss                         -        -        -       (17,043)     (17,043)

                       ----------- -------- --------     ----------    ---------
Balance,
December 31, 2004        1,800,000    1,800   42,400       (17,043)      27,157

Net Loss                    -         -        -           (19,357)     (19,357)

                       ----------- -------- --------     ----------    ---------
Balance,
December 31, 2005        1,800,000 $  1,800 $ 42,400     $ (36,400)    $   7,800
                       =========== ======== ========     ==========    =========








The accompanying notes are an integral part of these financial statements.

                        Aerobic Creations Inc.
                  (A Development Stage Enterprise)
                       Statements of Cash Flows


						   Year Ended		   February 25, 2004		February 25, 2004
						December 31, 2005	    (inception) to		(inception) to
									   December 31, 2004		December 31, 2005
						=================	   =================		=================

Cash Flows from Operating Activities:

	Net Loss					$(19,357)		 $(17,043)		 $(36,400)
	Changes in non-cash working capital item:
	Accounts Payable 				     (28)		    4,238 		    4,210
						-----------------	   -----------------		----------------
Net Cash Used in Operating Activities	 		 (19,385)		  (12,805)		  (32,190)
						-----------------	   -----------------		----------------


Cash Flows from Financing Activities:

	Common Stock issued for cash
						                - 		    44,200		    44,200
						-----------------	   -----------------		----------------
Net Cash Provided by Financing Activities			- 		    44,200		    44,200
						-----------------	   -----------------		----------------

Increase (Decrease) in Cash				 (19,385)		     31,395 		    12,010

Cash Balance,  Begining				           31,395 		         - 		 	-
						-----------------          -----------------            ----------------
Cash Balance,  Ending				          $12,010        	    $31,395 		   $12,010
						=================	   =================		================

Supplemental Disclosures:

	Cash Paid for interest				$	- 		 $	- 		 $	-
						=================	   =================		================
	Cash Paid for income taxes			$	- 	 	 $	- 		 $	-
						=================	   =================		================


The accompanying notes are an integral part of these financial statements.

                                 Aerobic Creations Inc.
                           (a development stage enterprise)
                              December 31, 2005 and 2004
                             Notes to Financial Statements


Note 1  -  Nature of Operations
-------------------------------

Organization
------------
Aerobic Creations Inc. was incorporated under the laws of the State of Nevada on February 25, 2004 for the purpose of producing, distributing and marketing aerobics workout DVD's.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been in the initial organization stage since inception and to date has not generated any operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations or generating net profits from its planned business operations and ultimately to attain profitable operations. As at December 31, 2005, the Company has accumulated losses of $36,400 since inception. The Company does not expect to satisfy its cash requirements for business operationsfor the next 12 months with its current cash in the bank. The Company anticipates that it might have to raise additional funds or seek bank loans or other financing to fund its business operations for the next 12 months. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classificationof liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2  -  Summary of Significant Accounting Policies
-----------------------------------------------------

Basis of Presentation
---------------------

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.


Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business. Its planned principal operations have not commenced and accordingly, no revenue has been derived during the organizational period.

                                 Aerobic Creations Inc.
                           (a development stage enterprise)
                              December 31, 2005 and 2004
                             Notes to Financial Statements


Note 2  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------
Use of Estimates and Assumptions
--------------------------------
The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------
In accordance with the requirements of SFAS No. 107 "Disclosures about
Fair Valueof Financial Instruments", management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash and accounts payables approximate fair values due to the short-term maturity of the instruments.

Income Taxes
------------
The Company has adopted SFAS No. 109 Accounting for Income Taxes as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.


Earnings (Loss) per Share
-------------------------
The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share".SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss)available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive. The Company has not issued any potential dilutive instrumentssince inception and accordingly only basic loss per share is presented.

Stock-Based Compensation
------------------------
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

                                 Aerobic Creations Inc.
                           (a development stage enterprise)
                              December 31, 2005 and 2004
                             Notes to Financial Statements

Note 2  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------
Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company has not had any transactions requiring disclosure of comprehensive income.

Recent Accounting Pronouncements
--------------------------------
In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion
No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost

                                 Aerobic Creations Inc.
                           (a development stage enterprise)
                              December 31, 2005 and 2004
                             Notes to Financial Statements

Note 2  -  Summary of Significant Accounting Policies (con't)
-------------------------------------------------------------
Recent Accounting Pronouncements (con't)
----------------------------------------
will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.The Company has not granted any stock options to date and accordingly has not provided information herein related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The interpretations in Staff Accounting Bulletin ("SAB") No. 107 express views of the staff regarding the interaction between Statement of Financial AccountingStandards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and certain Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's results of operations or financial position.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". This Statement replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. Management believes this Statement will have no impact on the financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP FAS 115-1), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

                                 Aerobic Creations Inc.
                           (a development stage enterprise)
                              December 31, 2005 and 2004
                             Notes to Financial Statements

Note 3  -  Common Stock
-----------------------
The Company's authorized capitalization is 100,000,000 common shares with a par value of $0.001 per share.

Since Inception, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Note 4  -  Related Parties
--------------------------
The Company currently has no significant related party transactions with any related individuals or entities.


The Company currently uses office space provided by the directors of the Company on a rent-free basis not subject to any formal rental or lease agreement. The Company has determined that the fair value of the office space provided is not significant and as such has not been recorded in these financial statements.

Note 5 - Income Taxes
---------------------
There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operatingloss carry-forwards amounting to approximately $36,400 at December 31, 2005, (2004 - $17,000) which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
--------------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures; Dale Matheson Carr-Hilton Labonte
Chartered Accountants, have been our only accounting firm since inception.

Item 8a. Controls and Procedures
-------------------------------------------
As of the end of the period covered by this Form 10-KSB, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 3a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal accounting officer. Based on this evaluation, our management, including our principal executive officer and principal accounting officer, concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

Name                        Age     Position(s)
----                        ---     -----------

Nicole Funk (1)             33     President, CEO, CFO,
                                   Treasurer, Principal
                                   Accounting Officer
                                   and Director

Norm Funk (1)               39    Secretary and Director

(1)  Nicole Funk and Norm Funk are husband and wife.

Each of the persons named above have held their offices/positions since inception and are expected to hold said offices/positions until the next annual meeting of stockholders.

Background of Officers and Directors
------------------------------------
Nicole Funk has been the President, CEO, CFO, Treasurer, Principal Accounting Officer and a Director of our company since inception. From 1992 to the present, she has been teaching aerobics in a variety of private fitness facilities within British Columbia, Canada. Some such facilities include Gold's Gym, (Surrey, BC) Diva Fitness (White Rock,
BC) and Just Ladies Fitness (White Rock, Vancouver and Langley, BC). From September, 2001 until now, Nicole has been on parental leave from the Langley School Board. From September 1997 until June 2001, Nicole taught high school physical education and home economics at Brookswood

Secondary in Langley, BC, Canada. From 1992-1995, she worked for Fitness Now in Delta, BC, a fitness facility where she did sales, weight training and aerobics instructing. Nicole graduated from the University of British Columbia (UBC) in 1996 with a bachelor's degree in Human Kinetics, with a minor in Home Economics. In 1997, she also received a bachelor's degree from UBC in Education. Currently, Nicole is certified with the British Columbia Recreation and Parks Association as an aerobics instructor and is current in her CPR and First Aid certifications.

Norm Funk has been the Secretary of the Company since inception. From May 2005 tothe present,he has been employed as a lead pastor at Westside Church. From 1995 to March 2005, he had been employed at Willingdon Church in Burnaby, BC, Canada where he is the Pastor. From 1992-1995, he served as a Pastor at Eagle Ridge Fellowship in Coquitlam, BC. Norm also does some itinerant speaking for a variety of different age groups in churches, camps and retreat settings throughout the year. In addition, Norm spends several weeks a year training youth workers employed in churches in Western Canada and the Northwestern United States. Norm graduated from Seattle Pacific University with a B.A. in Christian Education in
1991 and is currently working on his Master's degree at Regent College at the University of British Columbia.

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

To the best of our knowledge, during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

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

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Nicole Funk       2005  None    None   None      None      None
President, CEO,
CFO, Treasurer,
Principal
Accounting Officer
and Director

Norm Funk
Secretary and     2005  None    None   None      None      None
Director
-----------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters
------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,800,000 shares of our Common Stock issued and outstanding.

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner (1)                 Ownership (2)            Class
----------------        ---------------------       ----------

Nicole Funk	(3)             500,000		      28%
3565 W 36th Ave
Vancouver, BC Canada V6N 2S1

Norm Funk (3)                   500,000               28%
3565 W 36th Ave
Vancouver, BC Canada V6N 2S1

------------------------------------------------------------------------
Officers and Directors
as a Group (3 persons)        1,000,000               55.56%


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

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
We are currently using the home of our officers and directors at no cost to us. There is no written lease agreement or other material terms or arrangements relating to our agreement with the Funks to use their home. We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits
------------------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

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


(b) There were no reports on Form 8-K filed for the year ended December
31, 2005.


Item 14. Principal Accountant Fees and Services
-----------------------------------------------

Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the year ended December 31, 2005 were $ 5000 and the review for the financial statements included in our quarterly reports on Form 10-QSB during the year then ended, were $ 3800.

Audit Related Fees
------------------
We incurred no fees for the year ended December 31, 2005 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for the year ended December 31, 2005 were $ NIL.

All Other Fees
--------------
We incurred no other fees during the year ended December 31, 2005 for products and services rendered by our principal accountant.



                              SIGNATURES
                              ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  March 27, 2006        By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

Date:  March 27, 2006        By:/s/ Norm Funk, Secretary
                                and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Aerobic Creations Inc.,
                                a Nevada corporation
                                ------------------------
Date:  March 27, 2006        By:/s/ Nicole Funk, President,
                                CEO, CFO, Treasurer, Principal
                                Accounting Officer and Director

Date:  March 27, 2006        By:/s/ Norm Funk, Secretary
                                and Director