Form 10QSB
period 2006-03-31
Aerobic Creations, Inc.
filed 2006-05-09
CIK 1311953

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X|   Quarterly Report under Section 13 or 15(d) of the Securities  Exchange Act of 1934 For the quarterly period ended March 31, 2006

|_|   Transition  report  under  Section 13 or 15(d) of the Exchange Act For the transition period from _________ to _________

                         Commission File Number: 0-51091

                             AEROBIC CREATIONS INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

              Nevada                                        20-0781155
-------------------------------                  -------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization                       Identification No.)

   201 - 15225 Thrift Avenue
White Rock, B.C., Canada V4B 2K9                         (604) 576-2327
--------------------------------                 -------------------------------
(Address of principal executive                  (Registrant's telephone number,
          offices)                                      including area code)


                                      None
        -----------------------------------------------------------------
       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

We had a total of 1,800,000 shares of common stock, par value $.001, issued and outstanding at March 31, 2006 and as of the date of the filing of this report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Transitional Small Business Disclosure Format: Yes |_| No |X|

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................  1

Item 2.  Management's Discussion and Analysis or Plan of Operation ......... 10

Item 3.  Controls and Procedures............................................ 12

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 13

Item 2.  Unregistered Sales of Securities and Use of Proceeds............... 13

Item 3.  Defaults Upon Senior Securities.................................... 13

Item 4.  Submission of Matters to a Vote of Security Holders................ 13

Item 5.  Other Information ................................................. 13

Item 6.  Exhibits and Reports on Form 8-K................................... 13

Signatures.................................................................. 14

                         Part I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
-----------------------------

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

                             Aerobic Creations Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets

                                                    March 31,2006   December 31, 2005
                                                      Unaudited
ASSETS

Current Assets

Cash                                                  $   9,300            $  12,010
                                                      ------------------------------

Total Assets                                          $   9,300            $  12,010
                                                      ==============================

Liabilities

Current Liabilities

Accounts Payable                                      $   2,460            $   4,210
                                                      ------------------------------

Total Liabilities                                     $   2,460            $   4,210
                                                      ==============================

STOCKHOLDERS' EQUITY

Common Stock 100,000,000 authorized shares,
par value $.001; 1,800,000 shares issued and
outstanding (December 31, 2005 - 1,800,000)           $   1,800            $   1,800

Additional Paid-in-Capital                            $  42,400            $  42,400
Deficit accumulated during development stage          $ (37,360)           $ (36,400)
                                                      ------------------------------

Total Stockholders' Equity                            $   6,840            $   7,800
                                                      ==============================

Total Liabilities and Stockholders' Equity            $   9,300            $  12,010

          See accompanying notes to the interim financial statements.

                             Aerobic Creations Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                     Three Months      Three Months   February 25, 2004
                                        Ended             Ended        (inception) to
                                    March 31, 2006   March 31, 2005    March 31, 2006
                      Revenues:

                       Revenues                 --               --               --

                      Expenses:

             Office and General      $         860    $         443    $      16,052

              Professional Fees      $         100    $       6,104    $      21,308
                                     -----------------------------------------------

                 TOTAL EXPENSES      $         960    $       6,547    $      37,360
                                     ===============================================

        Net Loss for the period      $        (960)   $      (6,547)   $     (37,360)

     Basic and Diluted Loss Per
                   Common Share      $       (0.01)   $       (0.00)   $        0.00

     Weighted Average Number of
      Common Shares Outstanding          1,800,000        1,800,000        1,800,000


          See accompanying notes to the interim financial statements.

                             Aerobic Creations Inc.
                        (A Development Stage Enterprise)
                        Interim Statements of Cash Flows
                                   (unaudited)

                                                    Three Months          Three Months       February 25, 2004
                                                       Ended                  Ended           (inception) to
                                                   March 31, 2006        March 31, 2005        March 31, 2006
Cash Flows from Operating Activities:

Net Loss for the period                            $        (960)        $      (6,547)        $     (37,360)

Accounts Payable                                   $      (1,750)        $         196         $       2,460
                                                   ---------------------------------------------------------

Net Cash Used in Operating Activities              $      (2,710)        $      (6,351)        $     (34,900)


Cash Flows from Financing Activities:

Common Stock issued for Cash, net                  $           0         $           0         $      44,200

Net Cash Provided from Financing Activities        $           0         $           0         $      44,200

Net Increase in Cash                               $      (2,710)        $      (6,351)        $       9,300

Cash Balance, Begin Period                         $      12,010         $      31,395         $           0

Cash Balance, End Period                           $       9,300         $      25,044         $       9,300

Supplemental Disclosures:

Cash Paid for interest                             $           0         $           0         $           0

Cash Paid for income taxes                         $           0         $           0         $           0


          See accompanying notes to the interim financial statements.

                             Aerobic Creations Inc.
                        (A Development Stage Enterprise)
     Statement of Stockholders' Equity For the period from February 25, 2004
                    (inception) to March 31, 2006 (UNAUDITED)

                                                                                          Accumulated
                                                                                         Deficit During        Total
                                                          $0.001          Paid-In         Development      Stockholders'
                                         Shares         Par Value         Capital            Period            Equity
Balance, 2/25/2004

Shares issued for cash at $0.005
per share in February 2004              1,000,000      $     1,000      $     4,000                         $     5,000

Shares issued for cash at $0.05
per share - May 2004 (net of
commission $800)                          800,000      $       800      $    38,400                         $    39,200

Net Loss for the period from
February 25, 2004 (inception) to
December 31, 2004                                                                         $   (17,043)      $   (17,043)
                                      ----------------------------------------------------------------------------------

Balance, 12/31/2004                     1,800,000      $     1,800      $    42,400       $   (17,043)      $    27,157

Net Loss for the three month
period ended March 31, 2005
(UNAUDITED)                                                                               $    (6,547)      $    (6,547)
                                      ----------------------------------------------------------------------------------

Balance, 3/31/2005                      1,800,000      $     1,800      $    42,400       $   (23,590)      $    20,610

Net Loss for the period from
February 25, 2004 (inception) to
December 31, 2005                                                                         $   (19,357)      $   (19,357)
                                      ----------------------------------------------------------------------------------

Balance 12/31/2005                      1,800,000      $     1,800      $    42,400       $   (36,400)      $     7,800

Net Loss for the three month
period ended March 31, 2006                                                               $      (960)      $      (960)
                                      ----------------------------------------------------------------------------------

Balance, 3/31/2006                      1,800,000      $     1,800      $    42,400       $   (37,360)      $     6,840


          See accompanying notes to the interim financial statements.

                             Aerobic Creations Inc.
                        (A Development Stage Enterprise)
                           March 31, 2006 (unaudited)
                      Notes to Interim Financial Statements

Note 1 - Nature of operations and basis of presentation
-------------------------------------------------------
Organization
------------

Aerobic Creations Inc. (the "Company") was incorporated under the laws of the State of Nevada on February 25, 2004 for the purpose of producing, distributing and marketing aerobics workout DVD's.

The Company has a total of 100,000,000 authorized shares with a par value of $0.001 per share and 1,800,000 shares issued and outstanding as of March 31, 2006.

During 2004, the Company filed a Form 504 Registration Statement with the State of Nevada and raised $40,000 by way of an offering memorandum for 800,000 shares of the Company's common stock at a price of $0.05 per share. The funds are being used for ongoing corporate expenses and working capital.

The Company has completed a Form 10SB registration statement with the Securities and Exchange Commission and has received approval from the National Association of Securities Dealers (NASD) to list its shares for trading on the OTC Bulletin Board (OTCBB). Such shares are currently listed on the OTCBB under the trading symbol AERC.

The financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has been in the initial organization stage since inception and has no current operating revenues. The Company's ability to continue as a going concern is dependent on raising additional capital to fund future operations or generating net profits from its planned business operations to ultimately attain profitable operations.

The Company's officers and directors have agreed to advance funds to the Company on an as-needed basis for operating expenses until such time as it generates operating revenues and becomes profitable. Any such advances or loans would be repaid from revenues as and when they become available, at no interest. The Company does not expect to satisfy its cash requirements for business operations for the next 12 months with current cash in the bank and funds advanced from officers and directors as may be required. The Company anticipates that it might have to raise additional funds or seek bank loans or other financing to fund its business operations for the next 12 months. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Unaudited Interim Financial Statements
--------------------------------------

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements and the notes thereto included in the Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 29, 2006. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                             Aerobic Creations Inc.
                        (a development stage enterprise)
                           March 31, 2006 (unaudited)
                      Notes to Interim Financial Statements


Note 2 - Summary of Significant Accounting Policies
----------------------------------------------------
Basis of presentation
---------------------

The accompanying unaudited financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles. Note 2 should also be read in conjunction with
Note 1 (Unaudited Interim Financial Statements).

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

Fair Value of Financial Instruments
-----------------------------------

In accordance with the requirements of SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets (i.e. cash) or liabilities (i.e. accounts payable) approximate the carrying value due to the short-term maturity of the instruments.

                             Aerobic Creations Inc.
                        (a development stage enterprise)
                           March 31, 2006 (unaudited)
                      Notes to Interim Financial Statements

Income Taxes
------------

The Company has adopted and accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in the accompanying financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Loss per Share
-------------------------

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly only basic loss per share is presented.

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

                             Aerobic Creations Inc.
                        (a development stage enterprise)
                           March 31, 2006 (unaudited)
                      Notes to Interim Financial Statements

The Company has not granted any stock options to date and has not recorded any stock-based compensation.

Effective February 25, 2004 a total of 1,000,000 shares of the Company's common stock were issued to the founding officers and directors pursuant to stock subscription agreements at $0.005 per share for total proceeds of $5,000.

From May 11, 2004 to May 26, 2004 a total of 800,000 shares of the Company's common stock were issued to 26 investors at $0.05 per share for total proceeds of $39,200, net of commissions of $800, pursuant to an offering conducted under an exemption provided by Rule 504 of Regulation D, promulgated under the Securities Act of 1933, as amended. None of these shares were issued to related parties. The offering was registered by qualification by the Nevada Secretary of State Securities Division on May 6, 2004.

Note 4 - Related Parties
------------------------

During  our  most  recently  completed  fiscal  quarter,   the  Company  had  no
significant related party transactions with any related individuals or entities.

During our most recently completed fiscal quarter, the Company used office space provided by the directors of the Company on a rent-free basis not subject to any formal rental or lease agreement. The Company has determined that the fair value of the office space provided is not significant and as such has not been recorded in these financial statements.

Note 5 - Income Taxes
---------------------

The Company has net operating loss carry-forwards of approximately $32,000 which may be available to offset future taxable income. Due to the uncertainty of realization of these loss carry-forwards, a full valuation allowance has been provided for this deferred tax asset.

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately $36,400 at December 31, 2005, which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2024. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Note 6 - Subsequent Events
--------------------------

On April 12, 2006, Bartly J. Loethen purchased 500,000 shares of restricted common stock from Nicole Funk and 500,000 shares of restricted common stock from Norm Funk, collectively representing approximately 55.6% of the total issued and outstanding shares of Common Stock of the Company

The total purchase price for the shares was $75,000.00. The source of the funds for the purchase by Mr. Loethen was personal funds.

Further, effective April 12, 2006, Norm Funk resigned as Director and Secretary of the Corporation. Bartly J. Loethen was appointed by Nicole Funk, the sole remaining Director of the Company, to replace Norm Funk as a Director.

Effective April 13, 2006, Nicole Funk resigned as a Director and President/Chief Executive Officer/Chief Financial Officer/Treasurer of the Company and was replaced by Bartly J. Loethen.

A Form 8-K report regarding the above change in control of the Company; the departure of directors or principal officer; election of directors; appointment of principal officers was filed with the SEC on April 18, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 0-51091.

Note Regarding Forward-Looking Statements
-----------------------------------------

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

Company Background
------------------

Aerobic Creations Inc. was incorporated under the laws of the State of Nevada on February 25, 2004 for the purpose of producing, distributing and marketing aerobics workout DVD's, but is currently has no on-going operations. The Company's only asset is cash. Accordingly, the Company is a "shell company" within the meaning assigned that term in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Subsequent to March 31, 2006, Mr. Bartly J. Loethen, an individual, acquired control of the Company through the purchase of 1,000,000 shares of the Company's common stock for $75,000 pursuant to a Stock Purchase Agreement, dated April 12, 2006. This transaction was disclosed in the Company's current report on Form 8-K, filed on April 18, 2006.

Results of Operations
---------------------

Three Months Ended March 31, 2006 compared to the Three Months Ended March 31, 2005
--------------------------------------------------------------------

We are a development stage company and have not yet generated any revenues since inception. In May 2004, we completed an initial offering of our securities pursuant to an exemption provided by Rule 504 of Regulation D, registered by qualification in the State of Nevada, and raised a total of $40,000, which we have been using for ongoing corporate expenses and working capital. We are in the development stage and, at March 31, 2006, have not yet sold any of our products or realized any income.

Total expenses were $960 for the three months ended March 31, 2006, consisting of $860 in office and general expense and $100 in professional fees, as compared to $6,547 for the three months ended March 31, 2005, consisting of $443 in office and general expense and $6,104 in professional fees. The professional fees were attributed to fees incurred in connection with the preparation and filing of our quarterly reports with the U.S. Securities and Exchange Commission
(SEC). Net loss was $960 for the three months ended March 31, 2006, as compared to a net loss of $6,547 for the period ended March 31, 2005. We have incurred a net loss of $37,360 since inception on February 25, 2004.

Liquidity and Capital Resources
-------------------------------

Our liquidity at March 31, 2006 consists solely of our cash in the bank in the amount of approximately $9,300. Our current liabilities consist of approximately $2,460 in accounts payable. As of March 31, 2005, we had current assets of approximately $25,044 consisting solely of cash, and current liabilities of approximately $4,434.

Net cash used in operating activities for the three months ended March 31, 2006 was $2,710, which was attributed to general and administrative expenses incurred in our day-to-day operations and the preparation and filing of our reports with the SEC in the amount of $960 and accounts payable in the amount of $1,750; as compared to net cash used in operating activities for the three months ended March 31, 2005 in the amount of $6,351, which was attributed to general and administrative expenses incurred in our day-to-day operations.

Our stockholders' equity was $6,840 at March 31, 2006 or $0.003 per share, compared to $20,610 as at March 31, 2005 or $.01 per share.

Net cash provided by financing activities for the three months ended March 31, 2006 was $0, which was the same for the three months ended March 31, 2005.

The Company does not expect to satisfy its cash requirements for business operations for the next 12 months with current cash in the bank and funds advanced from officers and directors as may be required. The Company anticipates that it might have to raise additional funds or seek bank loans or other financing to fund its business operations for the next 12 months. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. In the second fiscal quarter, there can be no guarantee that we will have sufficient capital or will be able to obtain sufficient capital to meet our operational obligations or execute our business plans.

Our financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $37,360 at March 31, 2006.

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

During our most recently completed fiscal quarter ended March 31, 2006, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

The directors and officers during the first three month period ending March 31, 2006, the current reporting period, have subsequently been replaced by Bartly J. Loethen, as reported on the Form 8-K filed with the Securities and Exchange Commission on April 18, 2006, who will take over the internal control of financial reporting in the upcoming fiscal quarters.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------
Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
Not Applicable

ITEM 5. OTHER INFORMATION
-------------------------
Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB Registration Statement, filed under SEC File Number 0-51091 on the SEC website at www.sec.gov:

Exhibit No.     Description
-----------     -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31            Sec. 302 Certification
  32            Sec. 906 Certification


B) There were no reports on Form 8-K filed during the quarter ended March 31, 2006. A report was filed on Form 8-K with the Securities and Exchange Commission on April 18, 2006 subsequent to the quarter ending March 31, 2006.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Aerobic Creations Inc.,
                                        a Nevada corporation
                                        -----------------------

Date:  May 4, 2006                     By: /s/ Bartly J. Loethen, President,
                                               CEO, CFO, Treasurer, Principal
                                               Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Aerobic Creations Inc.,
                                        a Nevada corporation
                                        -----------------------

Date:  May 4, 2006                      By: /s/ Bartly J. Loethen President,
                                                CEO, CFO, Treasurer, Principal
                                                Accounting Officer and Director