Form 10QSB
period 2006-06-30
Aerobic Creations, Inc.
filed 2006-08-11
CIK 1311953

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2006

[ ]  TRANSITION UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-51091

                            AEROBIC CREATIONS, INC.
                            -----------------------
              (Exact name of small business issuer in its charter)

                  NEVADA                             20-0781155
         ------------------------          -----------------------------
         (State of incorporation)          (I.R.S. Employer File Number)



                   47 School Avenue, Chatham, New Jersey 07928
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (973) 635-4047
                                 --------------
                (Issuer's telephone number, including area code)

           201 - 15225 Thrift Avenue White Rock, B.C., Canada V4B 2K9
           ----------------------------------------------------------
      (Former Name, Address and Fiscal Year, If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                           Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date: As of August 11, 2006, there were 10,300,000 shares of common stock, par value $.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                             AEROBIC CREATIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2006

                                Table of Contents
                                -----------------

PART I  FINANCIAL INFORMATION                                               PAGE

ITEM 1. FINANCIAL STATEMENTS
           Balance Sheets as of June 30, 2006 (Unaudited)
                 and December 31, 2005                                         3

           Statements of Operations - Cumulative
                 During the Development Stage (February 25, 2004
                 to June 30, 2006) and for the Three and Six Months Ended
                 June 30, 2006 and 2005 (Unaudited)                            4

           Statements of Cash Flow - Cumulative During the
                 Development Stage (February 25, 2004 to June 30, 2006)
                 and for the Six Months Ended June 30, 2006
                 and 2005 (Unaudited)                                          5

           Notes to Interim Financial Statements (Unaudited)                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION                                                     10

ITEM 3. CONTROLS AND PROCEDURES                                               12

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     14

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS                              14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS DISCLOSURES                                                 14

ITEM 5. OTHER INFORMATION                                                     14

ITEM 6. EXHIBITS                                                              15

SIGNATURES                                                                    16

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Aerobic Creations, Inc., a Nevada corporation, and its predecessors.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             AEROBIC CREATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                      JUNE 30, 2006    DECEMBER 31, 2005
                    ASSETS                                             (UNAUDITED)         (AUDITED)
                    ------                                            -------------    -----------------

Cash                                                                    $     --           $ 12,010

TOTAL ASSETS                                                            $     --           $ 12,010
                                                                        ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Accounts payable & accrued expenses                                     $  3,123           $  4,210
                                                                        --------           --------

Total liabilities                                                          3,123              4,210
                                                                        --------           --------

COMMITMENTS AND CONTINGENCIES                                                 --                 --

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value; 100,000,000 shares
authorized, 10,000,000 (December 2005 1,800,000) shares issued            10,000              1,800
Additional Paid-in Capital                                                84,200             42,400
Deficit accumulated during the development stage                         (97,323)           (36,400)
                                                                        --------           --------
Total stockholders' equity (deficit)                                      (3,123)             7,800
                                                                        --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                    $     --           $ 12,010
                                                                        ========           ========



          The accompanying notes are an integral part of these interim financial statements.

                             AEROBIC CREATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Cumulative During
                                          the Development
                                         Stage February 25,
                                                2004              Three Months Ended                 Six Months Ended
                                          (Inception) to               June 30,                          June 30,
                                           June 30, 2006         2006             2005             2006             2005
                                        -------------------  ----------------------------      ----------------------------

REVENUES                                    $        --      $        --      $        --      $        --      $        --
                                            -----------      ----------------------------      ----------------------------

Expenses
   Office and general                            17,675            1,623              373            2,483              816
   Professional fees                             79,648           58,340            6,628           58,440           12,732
                                            -----------      ----------------------------      ----------------------------

   Total expenses                                97,323           59,963            7,001           60,923           13,548
                                            -----------      ----------------------------      ----------------------------

Net Loss                                    $   (97,323)     $   (59,963)     $    (7,001)     $   (60,923)     $   (13,548)
                                            ===========      ============================      ============================


Basic and Diluted Loss Per Common Share                      $     (0.02)     $     (0.00)     $     (0.02)     $     (0.01)

Weighted Average number of
   Common Shares outstanding                                   3,241,758        1,800,000        2,524,862        1,800,000



          The accompanying notes are an integral part of these interim financial statements.

                             AEROBIC CREATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Cumulative During
                                                              the Development
                                                             Stage February 25,
                                                                    2004               Six Months Ended
                                                               (Inception) to              June 30,
                                                                June 30, 2006        2006             2005
                                                             -----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(97,323)        $(60,923)        $(13,548)

Non-cash items:
   Increase (decrease) in accounts payable & accrued expenses        3,123           (1,087)          (1,712)
                                                                  ------------------------------------------

   Net cash used in operations                                     (94,200)         (62,010)         (15,260)
                                                                  ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock issued for cash, net                                   94,200           50,000               --
                                                                  ------------------------------------------

Net cash provided by financing activities                           94,200           50,000               --
                                                                  ------------------------------------------

Decrease in cash                                                        --          (12,010)         (15,260)

Opening Cash                                                            --           12,010           31,395
                                                                  ------------------------------------------

Ending Cash                                                       $     --         $     --         $ 16,135
                                                                  ==========================================



          The accompanying notes are an integral part of these interim financial statements.

                             AEROBIC CREATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - NATURE AND CONTINUANCE OF OPERATIONS

Aerobic Creations, Inc. is a Nevada corporation formed on February 25, 2004 ("Aerobic" or the "Company"). Prior to June 14, 2006, Aerobic's sole business activities were devoted to developing a distribution and marketing business for the sale of aerobics workout DVD's. The Company, however, never recognized any revenue from these activities and spent little money on activities other then those associated with the filing of its required quarterly and annual reports with the U.S. Securities and Exchange Commission ("SEC"). Historical expenses consisted mainly of professional fees.

Since June 15, 2006, Aerobic has ceased its limited development activities and has had no business operations, revenues, nor employees and has no specific plan other than to engage in a merger or acquisition transaction with a yet unidentified private operating company. The Company has a total of 100,000,000 authorized shares of common stock with a $.001 par value of which 10,000,000 shares are issued and outstanding as of June 30, 2006.

GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $97,323 at June 30, 2006 and further losses are anticipated raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional finance through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

                             AEROBIC CREATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars.

(b) Development Stage Enterprise:

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7. The Company is devoting all of its present efforts to identifying and acquiring an operating business. No principal operations have yet commenced and accordingly, no revenue has been derived during the organizational period.

(c) Use of Estimates

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

(d) Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107 "Disclosures about Fair Value of Financial Instruments", management has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current liabilities (i.e. accounts payable) approximate the carrying value due to the short-term maturity of their instruments.

(e) Income Taxes

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

                             AEROBIC CREATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(f) Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company has not issued any potentially dilutive instruments since inception and accordingly diluted loss per share is equal to basic loss per share.

(g) Stock-Based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

(h) Comprehensive Income

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

                             AEROBIC CREATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  JUNE 30, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 3 - COMMON STOCK

The Company's authorized capitalization is 100,000,000 shares of common stock with a par value of $0.001 per share.

During the six months ended June 30, 2006 the Company issued a total of 8,200,000 shares to two parties and received cash proceeds of $50,000.

Note 4 - RELATED PARTIES

During the six months ended June 30, 2006 the Company issued 1,640,000 shares to a director and received cash proceeds of $10,000.

Note 5- SUBSEQUENT EVENTS

On July 10, 2006, the Company's Board of Directors approved the issuance of 300,000 shares of Common Stock to its chief financial officer for services rendered.

On July 12, 2006, a principal shareholder contributed $15,000 for working capital purposes.

On July 11, 2006, the Company's Board of Director's together with a majority of the shareholders adopted resolutions to effect a merger with, and into, Aerobic Creations, Inc., a newly formed Delaware corporation of the same name ("Aerobic Delaware") with Aerobic Delaware to be the surviving corporation upon the effective date of the merger and upon the effective date of the merger, each five (5) issued and outstanding shares of the Company's Common Stock would be converted into one (1) share of Aerobic Delaware's Common Stock. Aerobic Delaware was created with the sole purpose of migrating the Company from Nevada to Delaware. The effective date of the merger is expected to be August 15, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

USE OF FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-QSB, including some statements in "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements about what may happen in the future. They include statements regarding our current beliefs, goals, and expectations about matters such as our expected financial position and operating results, our business strategy, and our financing plans. These statements can sometimes be identified by our use of forward-looking words such as "anticipate", "estimate", "expect", "intend", "may", "will", and similar expressions. We cannot guarantee that our forward-looking statements will turn out to be correct or that our beliefs and goals will not change. We undertake no obligation to revise or update publicly any forward-looking statement for any reason. Our actual results could be very different from and worse that our expectations for various reasons. You are urged to carefully consider these factors, as well as other information contained in this Form 10-QSB and in our other periodic reports and documents filed with the Securities and Exchange Commission ("SEC").

In our Form 10- KSB filed with the SEC for they year ended December 31, 2005 and in the notes to the unaudited financial statements for this report, we have identified critical accounting policies and estimates for our business.

PLAN OF OPERATION

We are a "blank check" company incorporated under the laws of the State of Nevada on February 25, 2004. Aerobic's business prior to June 14, 2006 was devoted to developing a distribution and marketing business for the sale of aerobics workout DVD's. Since June 15, 2006, Aerobic has ceased these development activities and had no operations, revenues or employees. Accordingly, Aerobic is a "shell company" within the meaning assigned that term in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

On April 12, 2006, Bartly J. Loethen purchased a total of 1,000,000 shares of restricted common stock of Aerobic from Nicole Funk and Norm Funk, our then current officers and directors, (collectively representing approximately 55.6% of the then total issued and outstanding shares of our common stock) for a total purchase price of $75,000.

Effective April 12, 2006, Norm Funk resigned as director and secretary and Bartly J. Loethen was appointed by Nicole Funk, our sole remaining director, to replace Norm Funk as a director. Effective April 13, 2006, Nicole Funk resigned as a director and officer and was replaced by Bartly J. Loethen, who became our sole officer and director.

On May 31, 2006 we entered into an agreement with MBA Investors, Ltd ("MBA") to assist us in evaluating possible business options. MBA's services included locating, introducing, securing, advising on and negotiating possible acquisition or merger opportunities.

On June 14, 2006, we closed on a series of agreements which resulted in change in control of the Company including: (i) a Common Stock Purchase Agreement with R&R Biotech Partners, LLC and Arnold P. Kling, both accredited investors (the "AERC Purchasers"), pursuant to which we sold them a total of 8,200,000 shares of our common stock for $50,000 (the "Company Purchase Agreement"); and (ii) a Common Stock Purchase Agreement with the AERC Purchasers and five existing stockholders (the "Stockholders") including our then president and sole director Bartly J. Loethen pursuant to which the Stockholders sold a total of 1,300,000 shares of our common stock to the AERC Purchasers in exchange for (x) $400,000 in cash and (y) our agreement to issue a number of shares of our common stock to the Stockholders which have an aggregate value of $625,000 upon the occurrence of an equity financing or series of equity financings by us yielding gross proceeds of at least $15,000,000, or our consummation of a merger, business combination or acquisition with one or more yet unidentified private operating companies (the "Stockholder Purchase Agreement").

Upon the closing of the Company Purchase Agreement and the Stockholder Purchase Agreement (i) the AERC Purchasers acquired control of the company and beneficial ownership of an aggregate of 9,500,000 shares of our common stock, constituting 95% of the then issued and outstanding shares of our common stock, (ii) Bartly
J. Loethen resigned as our sole officer but remained a director until June 25, 2006, (iii) Arnold P. Kling was appointed our president and a director, (iv) Kirk M. Warshaw was appointed chief financial officer, treasurer, and secretary and (v) we relocated our headquarters to Chatham, New Jersey. Also upon the closing of the Company Purchase Agreement we paid a fee of $50,000 to MBA pursuant to agreement

Since June 15, 2006, our purpose has been to serve as a vehicle to acquire an operating business and is currently considered a "shell" or blank check company inasmuch as we are not generating revenue, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 compared to the Three and Six Months Ended June 30, 2005

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three months ended June 30, 2006 and 2005. Total expenses for the three months ended June 30, 2006 increased to $60,000 as compared to $7,000 for the 2005 period. Total expenses for the six months ended June 30, 2006 increased to $61,000 as compared to $13,500 for the 2005 period. These expenses consisted of professional and filing fees. The increase in 2006 over the same period in 2005 was primarily the result of the $50,000 finder's fee we paid to MBA in connection with the Company Purchase Agreement and other professional fees associated with the stock transactions that occurred during the quarter ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had no liquidity. Our current liabilities consist of approximately $3,000 in accounts payable and accrued expenses. As of June 30, 2005, we had current assets of approximately $12,000 consisting solely of cash, and current liabilities of approximately $4,200.

Net cash used in operating activities for the six months ended June 30, 2006 was approximately $62,000, which was attributed to general and administrative expenses incurred in our day-to-day operations and the preparation and filing of our reports with the SEC and accounts payable in the amount of $1,750. For the six months ended

June 30, 2005, our net cash used in operating activities approximated $15,000, which was attributed to general and administrative expenses incurred in our day-to-day operations and the preparation and filing of our reports with the SEC and accounts payable in the amount of $1,700.

Our stockholders' equity was a deficit of $3,000 at June 30, 2006, compared to approximately $8,000 as of June 30, 2005. Net cash provided by financing activities for the six months ended June 30, 2006 was $50,000, compared to $0 for the six months ended June 30, 2005.

Subsequent to June 30, 2006, our principal stockholder contributed $15,000 for working capital purposes which was recorded as additional paid in capital. We expects to satisfy ours cash requirements for business operations for the next 12 months with funds advanced from our principal stockholders as may be required.

Our financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of approximately $97,000 at June 30, 2006.

In the next 12 months, we do not intend to spend any substantial funds on research and development and do not intend to purchase any major equipment. Further, we do not intend to hire any new employees during the ensuing year.

Our accountants issued an explanatory paragraph in their report on our financial statements as of and for the fiscal year ended December 31, 2005. The report stated that we were in the development stage and our lack of financial resources and liquidity raise substantial doubt about our ability to continue as a going concern.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements related to being a reporting company. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments, although we presently are not engaged in any discussions regarding any merger or other combination with an operating company and cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months, or at all.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006, we have no off-balance sheet arrangements or contractual or commercial commitments of any kind.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of the president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and
(ii) is
accumulated and communicated to our management, including our president and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our directors and officers, chiefly Bartly J. Loethen, that served during the three month period ending June 30, 2006 (the current reporting period), have subsequently been replaced by Arnold Kling and Kirk Warshaw, as reported on the Form 8-K filed with the SEC on June 16, 2006, who will take over the internal control of financial reporting in the upcoming fiscal quarters.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 14, 2006, we sold 8,200,000 shares of our common stock to the AERC Purchasers (R&R Biotech Partners, LLC and Arnold P. Kling) for a total purchase price of $50,000 pursuant the exemptions from registration available under Sections 4(2) and 4(6) of the Securities Exchange Act of 1933 Act, as amended ("33Act") and Regulation D, Rule 506 promulgated thereunder.

On July 10, 2006, our Board of Directors approved the issuance of 300,000 shares of our common stock to Kirk M. Warshaw, our chief financial officer for services rendered to the company pursuant to the exemptions from registration available under Sections 4(2) and 4(6) of the 33Act .

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 11, 2006, our Board of Directors unanimously adopted resolutions, subject to stockholder approval, to reincorporate the Company in the State of Delaware by merger with and into a Delaware corporation with the same name ("Aerobic Delaware") which we formed for such purpose (the "Migratory Merger"). Effective as of July 11, 2006, pursuant to Nevada General Corporation Law ss.78.320, stockholders holding approximately 95% of our total issued and outstanding shares of our common stock, adopted resolutions to authorize the Migratory Merger. We expect the Migratory Merger to take effect on or about August 15, 2006 and at such time (i) we will adopt the capital structure of Aerobic Delaware which includes total authorized capital stock of 100,000,000 shares, of which 99,000,000 shares are common stock, with a par value of $.001 per share (the "Aerobic Delaware Common Stock") and 1,000,000 shares are blank check preferred stock, with a par value of $.001 per share (the "Preferred Stock"), (ii) all the issued and outstanding shares of our common stock will automatically convert into the right to receive shares of Aerobic Delaware Common Stock at a ratio of five shares of our common stock for one share of Aerobic Delaware Common Stock and (iii) the officers, directors and stockholders of Aerobic will become the officers, directors and stockholders of Aerobic Delaware without any change to their officership and/ or directorship positions, or beneficial ownership percentage, as may be applicable.

On July 13, 2006, we filed a Preliminary Information Statement on Schedule 14C of the Exchange Act with the SEC with respect to the Migratory Merger. Thereafter, on July 25, 2006, we filed a Definitive Information Statement on
Schedule 14C of the Exchange Act with the SEC and mailed a copy of the Information Statement to all stockholders of record as of July 17, 2006.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

     Exhibit No.     Description
     -----------     -----------

        10.1 Common Stock Purchase Agreement dated June 14, 2006 among the Registrant, Arnold P. Kling and R&R Biotech Partners, LLC. (1)

        10.2 Stockholder Purchase Agreement dated June 14, 2006 among the Registrant, Arnold P. Kling, R&R Biotech Partners, LLC., and certain stockholders.*

        10.3 Finder's Fee Agreement between the Registrant, Bartly J. Loethen and MBA Investors, Ltd. dated May 31, 2006. *

        31.1 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

        32.1 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

        32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------------

*Filed herewith.

(1) Filed as exhibit 10.1 to the Registrant's current report on Form 8-K on June 16, 2006 and incorporated herein by reference.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Aerobic Creations, Inc.

Dated: August 11, 2006              /s/ Arnold P. Kling
                                    ------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: August 11, 2006              /s/ Kirk M. Warshaw
                                    ------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)