Form 10QSB
period 2006-09-30
Aerobic Creations, Inc.
filed 2006-10-24
CIK 1311953

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2006

[ ] TRANSITION UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NO. 0-51091


                             AEROBIC CREATIONS, INC.
                           ---------------------------
              (Exact name of small business issuer in its charter)

            DELAWARE                                      20-0781155
      ----------------------                      ---------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's common equity as of the last practicable date: As of October 23, 2006, there were 2,060,000 shares of common stock, par value $.001, issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No [X]

                             AEROBIC CREATIONS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2006

                                Table of Contents

PART I  FINANCIAL INFORMATION                                                          PAGE

ITEM 1. FINANCIAL STATEMENTS
            Balance Sheets as of September 30, 2006 (Unaudited)

                  and December 31, 2005                                                   3

            Statements of Operations - Cumulative  During the Development  Stage
                  (February  25, 2004 to  September  30, 2006) and for the Three
                  and Nine Months Ended September 30, 2006 and 2005 (Unaudited)           4

            Statements of Cash Flow - Cumulative During the
                  Development Stage (February 25, 2004 to September 30, 2006)
                  and for the Nine Months Ended
                  September 30, 2006 and 2005 (Unaudited)                                 5

            Notes to Interim Financial Statements (Unaudited)                             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION                                                               11

ITEM 3.  CONTROLS AND PROCEDURES                                                         13

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                               15

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS                                        15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS DISCLOSURES                                                             15

ITEM 5.  OTHER INFORMATION                                                               15

ITEM 6.  EXHIBITS                                                                        16

SIGNATURES                                                                               17

                           FORWARD-LOOKING STATEMENTS

         Certain statements made in this Quarterly Report on Form 10-QSB are "forward-looking statements" regarding the plans and objectives of management for future operations and market trends and expectations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms "we", "our", "us", or any derivative thereof, as used herein refer to Aerobic Creations, Inc., a Delaware corporation, and its predecessors.

                         PART I - FINANCIAL INFORMATION:
                         -------------------------------

ITEM 1. FINANCIAL STATEMENTS

                             AEROBIC CREATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        2006              2005
                             ASSETS                                  (UNAUDITED)       (AUDITED)
                                                                     ----------------------------

Cash                                                                 $   11,832        $   12,010
                                                                     ----------        ----------

TOTAL ASSETS                                                         $   11,832        $   12,010
                                                                     ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities                             $    5,603        $    4,210
                                                                     ----------        ----------

Total liabilities                                                         5,603             4,210
                                                                     ----------        ----------

SHAREHOLDERS' EQUITY
Authorized:
99,000,000 common shares with a par value of $0.001 and
1,000,000 preferred shares with a par value of $0.001
Issued:
2,060,000 common shares (December 31, 2005- 360,000)                      2,060               360
Additional Paid-in Capital                                              108,970            43,840
Deficit accumulated during the development stage                       (104,801)          (36,400)
                                                                     ----------        ----------
   Total shareholders' equity                                             6,229             7,800
                                                                     ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $   11,832        $   12,010
                                                                     ==========        ==========
COMMITMENTS AND CONTINGENCIES (Note 1)

          The accompanying notes are an integral part of these interim financial statements.

                             AEROBIC CREATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 February 25, 2004          Three Months Ended               Nine Months Ended
                                  (Inception) to               September 30,                   September 30,
                                September 30, 2006         2006            2005            2006             2005
                                ------------------    ----------------------------      --------------------------

Revenues                          $         -         $          -      $        -      $         -      $       -
                                  -----------         ----------------------------      --------------------------

Expenses
    Office and general                 23,653                5,978             229            8,461          1,045
    Professional fees                  81,148                1,500           1,808           59,940         14,540
                                  -----------         ----------------------------      --------------------------

    Total expenses                    104,801                7,478           2,037           68,401         15,585
                                  -----------         ----------------------------      --------------------------

Net Loss                          $  (104,801)        $     (7,478)     $   (2,037)     $   (68,401)     $ (15,585)
                                  ===========         ============================      ==========================

Basic and Diluted Loss Per
Common Share                                          $      (0.00)     $    (0.01)     $     (0.07)     $   (0.04)
                                                      ============================      ==========================

Weighted Average number of
    Common Shares outstanding                            2,046,111         360,000        1,027,033        360,000
                                                      ============================      ==========================

          The accompanying notes are an integral part of these interim financial statements.

                             AEROBIC CREATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         February 25, 2004          Nine Months Ended
                                                          (Inception) to               September 30,
                                                        September 30, 2006        2006              2005
                                                       -----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $  (104,801)         $  (68,401)       $  (15,585)

Non-cash items:
  Common stock issued for services                            1,830               1,830                 -
Changes in non cash working capital items:
  Increase (decrease) in accounts payable &
      accrued liabilities                                       5,603               1,393            (2,063)
                                                          -------------------------------------------------

    Net cash utilized by operations                           (97,368)            (65,178)          (17,648)
                                                          -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital                                            15,000              15,000                 -
Common Stock issued for cash, net                              94,200              50,000                 -
                                                          -------------------------------------------------

Net cash provided by financing activities                     109,200              65,000                 -
                                                          -------------------------------------------------

Increase (decrease) in cash                                    11,832                (178)          (17,648)

Cash beginning                                                      -              12,010            31,395
                                                          -------------------------------------------------

Cash ending                                               $    11,832          $   11,832        $   13,747
                                                          =================================================

          The accompanying notes are an integral part of these interim financial statements.

                             AEROBIC CREATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - NATURE AND CONTINUANCE OF OPERATIONS

Aerobic Creations, Inc. was initially organized under the laws of the State of Nevada on February 25, 2004 ("Aerobic Nevada"). Effective August 21, 2006, Aerobic Nevada completed a merger with and into Aerobic Creations, Inc., a newly formed corporation organized under the laws of Delaware of the same name ("Aerobic" or the "Company") with Aerobic becoming the surviving corporation. Aerobic was created with the sole purpose of migrating the Company from Nevada to Delaware. The separate existence of the Nevada organized Aerobic Creations, Inc. ceased on August 21, 2006 in accordance with the applicable provisions of the Nevada Revised Statutes.

Prior to June 14, 2006, Aerobic's sole business activities were devoted to developing a distribution and marketing business for the sale of aerobics workout DVD's. The Company, however, never recognized any revenue from these activities and spent little money on activities other then those associated with the filing of its required quarterly and annual reports with the U.S. Securities and Exchange Commission (SEC). Historical expenses consisted mainly of professional fees.

Since June 15, 2006, Aerobic has ceased its limited development activities and has had no business operations, revenues, nor employees and has no specific plan other than to engage in a merger or acquisition transaction with a yet unidentified private operating company.

GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $104,801 at September 30, 2006 and further losses are anticipated raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional finance through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.

                             AEROBIC CREATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2005 included in the Company's Form 10-KSB filed with the SEC. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars.

(b) Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board Statement ("SFAS") No. 7. The Company is devoting all of its present efforts to identifying and acquiring an operating business. No principal operations have yet commenced and accordingly, no revenue has been derived during the organizational period.

(c) Use of Estimates and Assumptions

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

                             AEROBIC CREATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

(e) Income Taxes

The Company has adopted and accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, the Company is required to compute tax asset for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in the accompanying financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

                             AEROBIC CREATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

Note 3 - COMMON STOCK

Pursuant the migratory merger, as described in Note 1, the Company adopted the share capital of Aerobic Creations Inc., the Delaware Corporation. Consequently the Company's authorized share capital changed to 99,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share. The Preferred Stock may be issued in one or more series with such designations, preferences and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by the Company's Board of Directors providing for the issuance of such Preferred Stock or series thereof.

As of August 21, 2006, pursuant the migratory merger as described in Note 1, every five issued and outstanding shares of Aerobic Creations Inc., the Nevada Corporation, will convert into one share of Company's common stock. All share and per share information in these unaudited financial statements are presented as if the reverse stick split resulting from the merger took place at the beginning of all periods presented.

During the nine months ended September 30, 2006 the Company issued 1,640,000 shares of common stock for cash proceeds of $50,000 and 60,000 shares of common stock for services rendered with a fair value of $1,830.

A shareholder contributed $15,000 for working capital purposes. No shares were issued in consideration of the $15,000 and the contribution was recorded as Additional Paid-in Capital.

                             AEROBIC CREATIONS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               SEPTEMBER 30, 2006
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 4 - RELATED PARTIES

During the nine months ended September 30, 2006 the Company issued 328,000 shares of common stock to a director and received cash proceeds of $10,000 and 60,000 shares of common stock with affair value of $1,830 to its Chief Financial Office for services rendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

USE OF FORWARD- LOOKING STATEMENTS

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

PLAN OF OPERATION

We were initially organized under the laws of the State of Nevada on February 25, 2004. On August 21, 2006 we reincorporated as a Delaware corporation by completing a merger with and into a Delaware corporate with the same name. Aerobic's business prior to June 14, 2006 was devoted to developing a distribution and marketing business for the sale of aerobics workout DVD's. Since June 15, 2006, Aerobic has ceased these development activities and had no operations, revenues or employees. Accordingly, Aerobic today is a "shell company" within the meaning assigned that term in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

On April 12, 2006, Bartly J. Loethen purchased a total of 1,000,000 shares of restricted common stock from Nicole Funk and Norm Funk, our then current officers and directors, (collectively representing approximately 55.6% of the then total issued and outstanding shares of our common stock) for a total purchase price of $75,000.

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

On June 14, 2006, we closed on a series of agreements which resulted in a change in control including: (i) a Common Stock Purchase Agreement with R&R Biotech Partners, LLC and Arnold P. Kling, both accredited investors (the "AERC Purchasers"), pursuant to which we sold them a total of 8,200,000 shares of our common stock for $50,000 (the "Company Purchase Agreement"); and (ii) a Common Stock Purchase Agreement with the AERC Purchasers and five existing stockholders (the "Stockholders") including our then president and sole director Bartly J. Loethen pursuant to which the Stockholders sold a total of 1,300,000 shares of our common stock to the AERC Purchasers in exchange for (x) $400,000 in cash and (y) our agreement to issue a number of shares of our common stock to the Stockholders which have an aggregate value of $625,000 upon the occurrence of an equity financing or series of equity financings by us yielding gross proceeds of at least $15,000,000, or our consummation of a merger, business combination or acquisition with one or more yet unidentified private operating companies (the "Stockholder Purchase Agreement").

Upon the closing of the Company Purchase Agreement and the Stockholder Purchase Agreement (i) the AERC Purchasers acquired control of the company and beneficial ownership of an aggregate of 9,500,000 shares of our common stock, constituting 95% of the then issued and outstanding shares of our common stock, (ii) Bartly
J. Loethen resigned as our sole officer but remained a director until June 25, 2006, (iii) Arnold P. Kling was appointed our president and a director, (iv) Kirk M. Warshaw was appointed chief financial officer, treasurer, and secretary and (v) we relocated our headquarters to Chatham, New Jersey. Also upon the closing of the Company Purchase Agreement we paid a fee of $50,000 to MBA pursuant to agreement.

Since June 15, 2006, our purpose has been to serve as a vehicle to acquire an operating business and is currently considered a "shell" company inasmuch as we are not generating revenue, do not own an operating business, and have no specific plan other than to engage in a merger or acquisition transaction with a yet-to-be identified company or business. We have no employees and no material assets.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees as long as we are seeking and evaluating business opportunities.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 compared to the Three and Nine Months Ended September 30, 2005

Because we currently do not have, nor have we ever had since inception, any business operations, we had no revenues during the three months ended September 30, 2006 and 2005. Total expenses for the three months ended September 30, 2006 increased to $7,478 as compared to $2,037 for the 2005 period. Total expenses for the nine months ended September 30, 2006 increased to $68,401 as compared to $15,585 for the 2005 period. These expenses consisted of professional and filing fees. The increase in 2006 over the same period in 2005 was primarily the result of the $50,000 finder's fee we paid to MBA in connection with the Company Purchase Agreement and other professional fees associated with the stock transactions that occurred during the quarter ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash of $11,832. Our current liabilities consist of $5,603 in accounts payable and accrued expenses. As of September 30, 2005, we had current assets of approximately $12,000 consisting solely of cash, and current liabilities of approximately $4,200.

Net cash used in operating activities for the nine months ended September 30, 2006 was approximately $67,000, which was attributed to general and administrative expenses incurred in our day-to-day operations and the preparation and filing of our reports with the SEC. For the nine months ended September 30, 2005, our net cash used in operating activities approximated $15,600, which was attributed to general and administrative expenses incurred in our day-to-day operations and the preparation and filing of our reports with the SEC and accounts payable in the amount of $2,100.

Our stockholders' equity was $6,229 at September 30, 2006, compared to $7,800 as of September 30, 2005. Net cash provided by financing activities for the nine months ended September 30, 2006 was $66,830, compared to $0 for the nine months ended September 30, 2005.

We expect to satisfy our cash requirements for business operations for the next 12 months with funds advanced from our principal stockholders as may be required.

Our financial statements are prepared using the accrual method of accounting in accordance with GAAP, and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We had an accumulated deficit of $104,801 at September 30, 2006.

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

Our present material commitments are professional and administrative fees and expenses associated with the preparation of filings with the SEC and other regulatory requirements related to being a reporting company. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006, we have no off-balance sheet arrangements or contractual or commercial commitments of any kind.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, with the participation of the president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 10, 2006, our Board approved the issuance of 60,000 shares of our common stock to Kirk M. Warshaw, our chief financial officer for services rendered to the company pursuant to the exemptions from registration available under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 11, 2006, our Board of Directors unanimously adopted resolutions, subject to stockholder approval, to reincorporate the Company in the State of Delaware by merger with and into a Delaware corporation with the same name ("Aerobic Delaware") which we formed for such purpose (the "Migratory Merger"). Effective as of July 11, 2006, pursuant to Nevada General Corporation Law ss.78.320, stockholders holding approximately 95% of our total issued and outstanding shares of common stock, adopted resolutions to authorize the Migratory Merger. On July 13, 2006, we filed a Preliminary Information Statement on Schedule 14C of the Securities Exchange Act of 1934 (the "Exchange Act") with the SEC with respect to the Migratory Merger. Thereafter, on July 25, 2006, we filed a Definitive Information Statement on Schedule 14C of the Exchange Act with the SEC and mailed a copy of the Information Statement to all stockholders of record as of July 17, 2006.

The Migratory Merger took effect on August 21, 2006 and at such time (i) we adopted the capital structure of Aerobic Delaware which includes total authorized capital stock of 100,000,000 shares, of which 99,000,000 shares are common stock, with a par value of $.001 per share (the "Aerobic Delaware Common Stock") and 1,000,000 shares are blank check preferred stock, with a par value of $.001 per share (the "Preferred Stock"), (ii) all the issued and outstanding shares of our common stock automatically converted into the right to receive shares of Aerobic Delaware Common Stock at a ratio of five shares of our old common stock for one share of Aerobic Delaware Common Stock and (iii) the officers, directors and stockholders of Aerobic became the officers, directors and stockholders of Aerobic Delaware without any change to their officership and/ or directorship positions, or beneficial ownership percentage, as may be applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

EXHIBIT NO.     DESCRIPTION
-----------     -----------

  2.1           Agreement and Plan of Merger, as amended. (See Exhibit 10.1*)

  3.1           Certificate of Incorporation (Delaware)*

  3.2           Bylaws (Delaware)*

  10.1          Agreement and Plan of Merger*

  10.2          Amendment #1 to the Agreement and Plan of Merger*

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

----------------
*Filed herewith.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Aerobic Creations, Inc.

Dated: October 24, 2006             /s/ Arnold P. Kling
                                    --------------------------------------------
                                    Arnold P. Kling, President
                                    (Principal Executive Officer)

Dated: October 24, 2006             /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)