Form 10-K
period 2006-12-31
Summit Global Logistics, Inc.
filed 2007-04-17
CIK 1311953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______________ to ___________________.

Commission File Number
0-51091

SUMMIT GLOBAL LOGISTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0781155

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

547 Boulevard
Kenilworth, New Jersey	07033

(Address of Principal Executive Offices)	(Zip Code)

(908) 497-0280

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of registrant’s Common Stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was sold, or the average bid and asked price of the common stock on March 13, 2006 was $808,000(1).

(1)Bid price on June 30, 2006 is not available. The aggregate fair market value is based on the price on March 13, 2006, the date closest to June 30, 2006 on which a price was available.

As of April 13, 2007 there were 7,594,964 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Shareholders to be held on May 18, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I

FORWARD LOOKING STATEMENTS

This report on Form 10-K and other materials the Company will file with the Securities and Exchange Commission contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; proposed acquisitions; our expectations concerning regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for the Company’s business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe” and “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and such statements will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. The Company bases forward-looking statements on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	the Company’s ability to integrate the companies it acquired;

•	the Company’s untested business plan;

•	the Company’s ability to implement proper controls and procedures;

•	the Company’s need for additional capital;

•	the integration of third party service providers;

•	the affect of seasonality on the business of providing logistics services;

•	failure on the Company’s part to maintain and expand its existing relationships with customers, agents and suppliers and develop new customer, agent and supplier relationships;

•	the level of acceptance of integrated third party logistics services;

•	industry competition;

•	the Company’s ability to continue to execute its growth strategies;

•	litigation, legislation, regulation or technological developments affecting logistics services;

•	general economic conditions;

•	the Company’s dependence on key personnel;

•	potential risk of increased unionization of the Company’s workforce;

•	covenants in the Company’s existing credit facilities that limit management’s discretion in the operation of its business; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

Forward-looking statements speak only as of the date they are made. Undue reliance should not be put upon any forward-looking statements. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If the Company does update one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect to those or other forward-looking statements. Among other things, the risks and uncertainties described in the section of this report entitled “Risk Factors,” should be read.

ITEM 1.	BUSINESS

Summit Global Logistics, Inc. (the “Company,” “the Company,” “we,” “us,” and/or “our”) through the wholly-owned operating subsidiary, Maritime Logistics US Holdings Inc. (“Maritime Logistics”) and its subsidiaries, is an international third party logistics provider specializing in ocean transportation intermediary services for Asia and North America. It offers domestic and international ocean, air and ground third-party logistics services. The Company maintains offices on the East and West Coasts of the United States, major ports in China (through an exclusive agency network) and Hong Kong, and it has operations in Russia, Turkey and Georgia. Currently, the Company operates a global network of freight forwarding and ocean transportation intermediaries in 25 key transportation hubs, and has over 13 logistics centers with over 1.9 million square feet of warehouse space in the United States. In addition, the Company serves over 40 independent agent-owned offices. The Company’s business is managed from four principal support offices in Kenilworth, New Jersey; Los Angeles, California; St. Petersburg, Russia; and Hong Kong, as well as through its exclusive agent in Shanghai, China. The following chart sets forth the Company’s offices and exclusive agent offices.

UNITED STATES	PEOPLE’S REPUBLIC OF CHINA

Alpharetta, GA	Beijing*
Carson, CA	Dalian*
Carteret, NJ	Fuzhau*
City of Industry, CA (L.A. area)	Ningbo*
Costa Mesa, CA	Qingdao*
High Point, NC	Shanghai
Houston, TX (2)	Shenzhen*
Lynbrook, NY	Tianjin*
Miami, FL (2)	Xiamen*
Mira Loma, CA	Zhongshan*
Kenilworth, NJ (Headquarters)
San Francisco, CA	RUSSIA
San Pedro, CA (L.A. area)
Springfield Gardens, NY	St. Petersburg

HONG KONG	TAIWAN

Hong Kong	Taipei

TURKEY

Istanbul

*Indicates offices of exclusive agent of the Company.

Additionally, the Company has agency relationships throughout Southeast Asia, including Bangladesh, Cambodia, India, Indonesia, Malaysia, Pakistan, Philippines, Singapore, Sri Lanka, Thailand and Vietnam; and other parts of the world including the Commonwealth of Independent States, Israel, Odessa, Turkey and the UAE.

The Company commenced its logistics business in November 2006 when it acquired Maritime Logistics. Upon the closing of that transaction, Robert Agresti, who was the founder and President of Maritime Logistics, became the Company’s President and Chief Executive Officer. See “Business-Acquisition

Transactions.” On January 31, 2007, Wesley K. Clark, formerly the Supreme Allied Commander of NATO and Commander-in-Chief for the United States European Command, became the Company’s Chairman of the Board of Directors. Please see the chart below for an outline of the Company’s corporate structure as of April 13, 2007.

The Company provides value added services and generates revenues in each of the following areas.

•

Ocean Freight. The Company forwards freight via ocean from the country of manufacture, primarily China and India, to most cities in the United States through its major offices in Houston, the Los Angeles area, San Francisco, Miami and New York. The Company also unloads and reloads ocean cargo.

•

Air Freight. The Company forwards freight via air from the place of manufacture, primarily Asia, to its major hubs in the Los Angeles area, Miami and New York. These services include the pickup and delivery of cargo from airlines and airport terminals as well as trans-loading. Freight that is trans-loaded is typically not stored, but rather is repacked for immediate shipment on outbound trailers.

•

Consolidation. The Company is a full-service logistics provider that manages purchase order information and inventory throughout the global supply chain for its clients. The Company manages cargo according to its client’s instruction from the point of manufacture to the United States by ocean, air and ground transportation to its specified final destination. The Company also manages the documentation and provides full inventory visibility for the cargo, including:

o	vendor education and management;

o	multi-country consolidation;

o	distribution services: warehousing, ticketing & labeling and deconsolidation;

o	transportation management; and

o	landed cost per unit reporting and analysis.

The Company’s customers are able to track the movement of their cargo with off-the-shelf tools and proprietary software developed in-house which typically has features such as barcode scanning and electronic data interchange.

•

Customs Clearance Brokerage. The Company provides its customers with customs documentation and services for United States Customs clearance. This service includes classification and valuation, payment of duties, taxes, or other charges assessed or collected by United States Customs for a product’s importation, or the refund, rebate, and drawback on any customer merchandise. This service helps customers expedite their shipments through to the “last mile” and avoid penalties.

•

Preference & Military Cargo. The United States Maritime Administration and the Department of Defense oversee the movement of military and preference cargo. The Company expects to perform preference and military cargo transportation services for the United States government at some point in the future.

•

Supply Chain Technology. The Company provides customers with third-party logistics services and supply chain management capabilities that are supported by widely accepted industry standard Internet-based software applications (principally Log-Net). These services maximize a customer’s in-transit inventory visibility, which facilitates the reduction of inventory carrying costs and can contribute to increased operating flexibility. These services can provide customers with the ability to generate substantial cost savings. The Company intends to invest in commercial and proprietary IT development to enhance its capabilities and to expand its logistics services business.

•

Contract Logistics. The Company provides customized logistics services that enable its clients to improve the performance of their supply chain by assisting them in analyzing and managing their supply chain. Specific services offered include procurement services, cost management and global inventory flow management. The Company also has the ability to maximize the use of its supply chain, including optimization of mode and route network. In addition, the Company intends to implement total supply chain solutions combining its capabilities with select partners.

•

Intermodal. The Company provides a range of inter-modal (rail-based), truck-brokerage and information services for North American and international customers shipping full-containerload shipments to or from points in Asia and the United States. The Company expects to be able to coordinate inter-modal shipments from door-to-door, door-to-ramp or ramp-to-ramp, using competitive transportation services in the market. The Company maintains contracts with ocean carriers that provide rail service in North America and has access to hundreds of trucking operators, as well as trucks owned and operated by it, to facilitate the transition between international and domestic transportation. Domestic moves include the pickup and delivery of loose cargo on a local level, typically less than 500 miles. The Company’s line-haul service includes the transport of freight for long distance moves, typically in excess of 500 miles. In addition, the Company offers an outbound delivery service. This service includes the pickup of cargo from wholesalers and subsequent delivery to either metropolitan consolidators or retailers. The Company also offers pier drayage directly and via third-party operators. This service includes the pickup and delivery of full or empty containers from or to local piers or terminals and is integrally linked to the Company’s maritime focused business strategy.

•

Warehousing & Distribution. The Company leases approximately 1.9 million square feet of warehouse space in the United States. The Company has an extensive warehouse-based, freight management and distribution system in North America, servicing the needs of apparel, footwear, specialty retail, consumer durables, consumer packaged goods and consumer electronics customers. The Company offers handling services which include the unloading of inbound cargo, sorting into defined lots, transferring of cargo onto pallets into warehouse locations, pulling part or all of the cargo for shipping, labeling the cargo, and tendering and/or loading the cargo into an outbound truck. The Company provides these services in New Jersey, New York, Los Angeles, Miami and Mira Loma, California. The Company also offers storage services, which consist of warehousing of cargo, within facilities it leases. Storage tends to be short-term (three to six weeks). In addition, the Company offers a multitude of value-added-services.

Value-added-services include a variety of garment handling services and container freight station services. Garment handling services include ticketing of garments, label removal, quality inspection, pressing and a host of other services that are required to correct mistakes made at the factory or shipper level to prepare the garments for the store floor. The Company’s operations in New Jersey, Los Angeles and Miami offer specialized “pick & pack” services to its customers. Through the use of advanced hand-held scanners, pick & pack services are used to support store-level replenishments at certain major retailers. The Company’s pick & pack services have been an area of growth within its warehouse operations. The Company believes a competitor would have to make substantial investments in specialized racking and technology to replicate its services at the same service levels. Container freight station services include the unloading of bonded import cargo prior to United States customs clearance, the temporary staging of the cargo in a customs authorized area of the facility, the release and tender of the cargo upon verification of customs delivery authorized documentation, and all handling, documentation, storage and other fees associated with this service. The Company operates container freight station services in New Jersey, Los Angeles, Miami and New York.

•	Insurance. The Import/Export of cargo requires the shipper to purchase insurance to protect its cargo. The Company arranges this insurance with third-party carriers and charges a fee for this service.

In addition, FMI Trucking, Inc. (“FMI Trucking”), one of the Company’s indirect subsidiaries, provides local ground transportation within a 500 mile radius of the Carteret, New Jersey facility. FMI Trucking services the New York, New Jersey, and Philadelphia piers, and works in conjunction with the Company’s other subsidiaries to provide air freight retrieval and delivery from the John F. Kennedy airport. To support a major customer, FMI Trucking recently opened a small operation in Charleston, South Carolina.

Through FMI Express, Inc. (“FMI Express”), a wholly-owned indirect subsidiary of FMI Holdco I, LLC (“FMI”), the Company provides integrated long distance ground transportation for freight originating in both New Jersey and Los Angeles, California. The Company focuses on providing line-haul to all its ocean/air ocean transportation customers. To maximize its return on assets, the Company utilizes owner-operators or third party carriers for approximately 60% of the miles driven. FMI operates approximately 470 trailers and approximately 240 tractors and trucks for ground transportation.

The Company’s Customers

The Company produces customized supply chain solutions that provide the logistics services its clients require. The Company identifies the needs of its customers and develops supply chain solutions tailored to its customers’ industry-specific requirements. In this way, the Company attempts to become its customers’ primary logistics partner for supply chain services, thereby increasing the range and volume of transactions and services provided to its clients. For fiscal 2006 and 2005, after giving effect to the merger and the acquisitions, no single customer accounted for more than 10% of the Company’s gross revenue. The Company’s top ten customers account for approximately one-third of its business.

The Company plans to grow its third-party logistics business by integrating the entire logistics supply chain offering into a sole source third-party logistic provider offering. The Company plans to offer the ocean transportation intermediary and custom clearance brokerage services to FMI’s customers and the contract logistics, trucking and value-added warehouse services to customers of the TUG logistics group of companies including TUG Logistics, Inc., TUG Logistics (Miami), Inc., Glare Logistics, Inc., Clare Freight, Los Angeles, Inc. and TUG New York, Inc.

Seasonality

Historically, the Company’s predecessors’ operating results have been subject to seasonal trends when measured on a quarterly basis. The first and second calendar quarters are traditionally weaker compared with the Company’s other calendar quarters. This trend is dependent on numerous factors, including the markets in which the Company operates, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of the Company’s revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand or are based on just-in-time production schedules. The Company cannot accurately predict the timing of these factors, nor can it accurately estimate the impact of any particular factor, and thus can give no assurance that these historical seasonal patterns will continue in future periods.

Sales and Marketing

The Company’s sales force is divided into geographic regions that complement its strategy. Salespeople are generally paid a base salary plus a commission on the business they generate. Currently, the Company employs approximately 35 full-time salespersons in Asia who receive assistance from its senior management and regional and local managers. World-wide, the Company is focused on three principal geographic regions: Asia, North America and Europe, and each regional manager is responsible for the financial performance of his or her region. The Company’s sales force and customer service is decentralized. Each of the Company’s regional managers focuses on its ocean transportation intermediary, freight forwarding, contract logistics and customs brokerage services. The Company’s centralized team of senior managers focuses on marketing all of its supply chain solutions services.

The Company’s sales and marketing efforts are directed at both global and local customers. The Company’s global solutions sales and marketing teams focus their efforts on obtaining and developing large volume global accounts with multiple shipping locations which require comprehensive solutions. These accounts typically impose numerous requirements on their providers, such as electronic data interchange, Internet-based tracking and monitoring systems, proof of delivery capabilities, customized shipping reports and a global network of offices. During the Company’s initial review of a customer’s requirements, it determines the current status of the customer’s supply chain process. The Company analyzes the supply chain requirements of its customers and determines improvements through modification or re-engineering. The requirements imposed by the Company’s large volume global accounts often limit the competition for these accounts to large freight forwarders, third-party logistics providers and integrated carriers with global operations. The Company expects its global solutions sales and marketing teams to also target companies operating in specific industries with unique supply chain requirements, such as the apparel and consumer electronics industries.

The Company’s local sales and marketing teams focus on selling to and servicing smaller-and medium-sized customers who primarily are interested in selected services, such as freight forwarding, contract logistics and customs brokerage. These sales and marketing teams may work together on larger accounts.

Suppliers

The Company is dependent on contracts from multiple intermodal containerized transportation carrier companies to transport the containers containing its customers’ cargo primarily for transpacific and transatlantic moves. The Company does not depend on any single carrier. The role of such carriers is to transport containers from port to port. The Company’s customers demand a global network of services, including ocean, truck and rail transportation. Currently, there are approximately 20 major containerized transportation companies serving the transatlantic and transpacific sectors. Many other smaller carriers serve these sectors, north-south trade lanes and feeder services on shorter routes.

Competition

Competition within the ocean transportation intermediary, logistics and supply chain management industries is intense. While the maritime logistics industry in the United States is fragmented, the Company believes its primary competition consists of a relatively small number of international firms that have the worldwide capabilities to provide the breadth of services that it offers. Primary competitors include, but are not limited to, Expeditors International of Washington, Inc., UTI Worldwide Inc. and Panalpina World Transport Holding Ltd. Additionally, large multinational transportation companies such as A.P. Møller/Maersk and American President Line may also be competitors; however, such companies are also potential vendors. The Company also expects to encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and Internet-based freight exchanges. The Company believes it is becoming increasingly difficult for smaller regional providers with a more limited service offering to compete, which it expects to result in further industry consolidation and business opportunities for the Company.

Generally, the Company believes that successful companies in its industry must provide customers with integrated, global supply chain solutions. Among the factors that the Company believes are impacting its industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time-definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, customer reporting and transaction analysis. The Company believes that the most important competitive factors in its industry are quality of service, including reliability, responsiveness, scope of operations, geographic coverage and price. Furthermore, as supply chain management becomes more complicated, the Company believes companies are increasingly seeking full-service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally.

The apparel logistics industry in which the Company competes through its subsidiary, FMI, is fragmented with a number of companies providing many of the services offered by FMI in the supply chain process, but very few offering an end-to-end comprehensive menu of services like FMI. The Company believes FMI’s focus on the apparel industry, in particular garments on hangers, provides a distinct barrier to entry for competitors who do not possess this expertise. FMI’s competitors include the logistics divisions of ocean liners such as American President Line, as well as non-asset based logistics companies, such as Expeditors International of Washington, Inc. and UTI Worldwide Inc.

The Company is an asset-light third-party logistics provider, and it believes that it will, through our global network, be able to provide cost-effective, integrated, superior supply chain management services to its customers. The Company believes that, upon execution of its strategy, there will be few independently aligned competitors that offer comparable services in its markets. The Company believes its competitive advantages include: (i) its scalable, cost-efficient, asset-light third-party logistics provider business model; (ii) its diverse customer base; (iii) its global network, particularly in Asia; and (iv) its experienced management team.

Acquisition Transactions

The Company is a reporting company under the Exchange Act, and its common stock is quoted on the NASD’s Over-the-Counter Bulletin Board. The Company was formed as a Nevada corporation on February 25, 2004, under the name “Aerobic Creations, Inc.” The Company’s initial business plan was to produce and sell aerobics workout DVDs.

The Company reincorporated as a Delaware corporation in August 2006 through a migratory merger. Prior to the acquisition of Maritime Logistics (which we refer to as the merger), the Company did not have any meaningful business operations. Prior to the merger, R&R Biotech Partners, LLC, an affiliate of Rodman & Renshaw, LLC, the Company’s placement agent, and Arnold Kling, acquired shares of the Company’s common stock in private placements, both from then existing stockholders and directly from the Company, as a result of which they became the owners of approximately 92.4% of it’s issued and outstanding capital stock prior to the merger.

As a result of the merger, Maritime Logistics became a wholly-owned subsidiary of the Company and the security holders of Maritime Logistics received an aggregate of 1,451,000 restricted shares of the Company’s common stock. As a result of the merger and the issuance of stock to the security holders of Maritime Logistics, the former security holders of Maritime Logistics held approximately 85.5% of the Company’s outstanding common stock immediately after the merger and prior to the financings. Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. The acquisition was accounted for as a reverse acquisition whereby Maritime Logistics was deemed to be the “accounting acquirer.” Additionally, upon the effectiveness of the merger, the Company’s then existing officers and directors were replaced by individuals associated with Maritime Logistics. Upon the effectiveness of the merger and prior to the financings and the acquisitions, security holders holding 85.5% of the Company’s then outstanding common stock voted, by written consent, to amend and restate its certificate of incorporation, to, among other things, change the Company’s corporate name from Aerobic Creations, Inc. to Summit Global Logistics, Inc. and effect the reverse split, as described below. In addition, the Company’s security holders voted to approve certain executive compensation arrangements and to adopt a new stock incentive plan and certain other benefit plans (as described herein). On January 29, 2007, the Company filed a definitive information statement with the Securities and Exchange Commission under Regulation 14C of the Exchange Act with respect to these stockholder consents. The actions taken by the consent became effective on or around February 20, 2007, 20 days after mailing an information statement in compliance with Regulation 14C to its security holders.

After completion of the merger, the Company joined the common stock financing, the note financing and the senior credit facility agreements arranged by Maritime Logistics. With a substantial portion of the proceeds of the credit facility and the financings, the Company and its subsidiaries acquired (i) FMI and one of its parent companies; and, then (ii) certain of the assets or equity interests of the TUG Logistics group of companies, including certain of the assets of TUG Logistics, Inc., TUG Logistics (Miami), Inc. and Glare Logistics, Inc., as well as all of the equity interests of Clare Freight, Los Angeles, Inc. and TUG New York, Inc., which collectively we refer to as TUG. As a result, the former security holders and employees of Maritime Logistics, FMI and TUG own approximately 53.0% of the Company’s issued and outstanding common stock, the holders of common stock issued in the common stock financing own approximately 43.8% of the Company’s issued and outstanding common stock and the Company’s security holders who held its stock prior to the merger with Maritime Logistics hold the remainder of its outstanding common stock.

The Company’s Operating Company, Maritime Logistics, and its Subsidiaries

On November 8, 2006, in connection with the credit facility and the financings, the Company’s subsidiary Aerobic Merger Sub Inc. merged with Maritime Logistics, and the Company and its subsidiaries acquired the businesses of FMI and TUG.

Maritime Logistics, a Delaware corporation, was established on February 6, 2006 as an ocean transportation intermediary logistics company. Since its inception, an integral part of Maritime Logistics’ growth strategy has been to continuously evaluate acquisition opportunities in all the markets in which it operates and to expand its service offerings to its customers. During 2006, prior to the merger, Maritime Logistics completed several acquisitions, including AmeRussia Shipping Company Inc., AmeRussia Ltd., and SeaMaster Logistics (Holding) Ltd. In addition, Maritime Logistics entered into agreements to acquire TUG and FMI.

Effective May 4, 2006, Maritime Logistics acquired, through its wholly-owned subsidiary, AMR Investments Inc, all of the issued and outstanding shares of each of AmeRussia Shipping Company Inc. and AmeRussia Ltd. AmeRussia Shipping Company Inc. is an ocean transportation intermediary with operations in Kenilworth, New Jersey and Houston, Texas. AmeRussia Ltd. is a Russian freight forwarder. AmeRussia Shipping Company Inc. and AmeRussia Ltd. are collectively referred to as AmeRussia. AMR Investments Inc is licensed in the United States as an ocean transportation intermediary and a freight forwarder. Maritime Logistics began providing logistics services following its acquisition of AmeRussia Shipping Company Inc. and AmeRussia Ltd., initially through access to AmeRussia Shipping Company Inc.’s ocean transportation intermediary license and diversified client base. AmeRussia provided a platform around which the management team of Maritime Logistics could execute its strategy to complete the acquisition of SeaMaster Logistics (Holding) Limited, referred to as SeaMaster, and eventually the merger and the acquisitions of FMI and TUG. Maritime Logistics formed Summit Logistics International Inc. (“Summit Logistics”) in February 2006 to act as its principal ocean transportation intermediary. Summit Logistics is an ocean transportation intermediary in the United States.

In June 2006, Maritime Logistics entered into exclusive letters of intent to acquire each of FMI, TUG and SeaMaster. The management team of Maritime Logistics entered into discussions with the Company in the fall of 2006.

In September 2006, Maritime Logistics, through its wholly-owned subsidiary, SeaMaster Logistics Inc., acquired SeaMaster pursuant to a stock purchase agreement with the security holders of SeaMaster. SeaMaster is a Hong Kong/China based asset-light, ocean transportation intermediary and logistics provider with offices in Hong Kong and an exclusive agency network in China. SeaMaster Logistics Inc. is licensed in the United States as an ocean transportation intermediary. SeaMaster was formed in July 2006 by its former security holders, and had minimal operations, assets and liabilities, prior to its acquisition by Maritime Logistics. SeaMaster had a promise of a stockholder loan which had a balance of approximately $330,000 as of September 30, 2006. Pursuant to the stock purchase agreement, Maritime Logistics acquired all of the outstanding equity interest in SeaMaster in exchange for an estimated earn-out payment of approximately $15,500,000 in cash, based on the volume of business the Company currently expects SeaMaster to generate. The potential earn-out payments are payable annually over five (5) years in accordance with the terms of the stock acquisition agreement. In addition, in satisfaction of certain of Maritime Logistics’ obligations under the stock purchase agreement, the Company issued 450,000 restricted shares of its common stock and stock options to purchase 50,000 shares of its common stock to former SeaMaster security holders in accordance with the terms of the SeaMaster stock acquisition agreement. In the event the Company undergoes a change in control, the principal selling stockholder of SeaMaster will receive its unrealized earn-out payment (up to approximately $22,500,000 less earn-out payments previously made), provided that, if the change in control occurs within 3 years of the date of consummation of the acquisition, it shall receive six times the three year average EBITDA of SeaMaster less earn-out payments previously made. (EBITDA is an acronym for “earnings before interest, taxes, depreciation and amortization.” The Company has included information concerning EBITDA here as it is used by certain investors as a measure of the Company’s ability to service its debt. EBITDA should not be considered as an alternative to net income, cash flows or any other measure of performance determined in accordance with generally accepted accounting principles or as an indicator of the Company’s operating performance.) These provisions could substantially reduce the amount of funds available for distribution to security holders in the event of a change in control.

Maritime Logistics, through its wholly-owned subsidiary TUG USA, Inc., executed a definitive acquisition agreement to purchase TUG on October 2, 2006, and executed a definitive agreement to purchase FMI on October 23, 2006. Through Maritime Logistics, the Company acquired FMI and TUG, immediately following the merger, pursuant to agreements arranged by Maritime Logistics. The Company acquired, through Maritime Logistics, (i) all of the equity interests of FMI and one of its parent company’s; and, then (ii) TUG. The Company immediately dissolved the parent company of FMI, (FMI Blocker, Inc.), after the acquisition. FMI Blocker, Inc. was a pass-through entity with no material assets other than its interest in FMI and therefore the Company does not include any analysis or discussion of FMI Blocker, Inc. in its analysis of financial condition and results of operations.

FMI, a limited liability company based in New Jersey, is a leading logistics provider to the apparel and footwear industries. FMI is a full service United States ocean transportation intermediary logistics provider and trucking company specializing in the footwear and apparel industries. It operates in six locations in the United States with approximately 1.9 million square feet of warehouse space and over 600 non-union employees. FMI was founded by Ernest DeSaye in 1979 as a non-asset based ocean transportation intermediary operation focused on the apparel market. FMI expanded its service offering in 1986 by opening a warehouse in close proximity to the Newark, New Jersey airport, which also provided proximity to the New York/New Jersey piers. As a result of the continued increase in the quantity of imported freight handled by FMI, in 1986, FMI introduced local ground transportation services, which gave FMI control over the quality of service provided in retrieving and delivering imported goods.

The acquisition of each of FMI and TUG was effected through the purchase of all of the equity of the particular company or the purchase of the assets of the particular company, each in accordance with the terms of the respective acquisition agreement. The purchase price of FMI was $118.0 million in cash and 1,317,500 (or a 6.5% interest on a fully diluted basis) shares of the Company’s common stock of which $114.0 million was paid to holders of equity interests in FMI and holders of stock of FMI Blocker, Inc. and a total of $1 million was paid and 232,500 restricted shares of the Company’s common stock was issued to certain FMI employees. The purchase price for TUG was approximately $4 million in cash and 550,000 restricted shares of the Company’s common stock. Additionally an estimated $6.0 million may be paid in cash pursuant to an earn-out agreement based on the performance of TUG and the Company’s common stock. In addition, 1,000 restricted shares of the Company’s common stock was issued to a certain TUG employee. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” for a discussion of the earn-out.

TUG was founded in 1994 by Messrs. Robert Lee and Robert Wu as a non-asset based ocean transportation intermediary operation focused on imports and exports between the United States and Asia.

TUG is a full-service, asset-light, ocean transportation intermediary, logistics provider and customs clearance broker with operations in the United States and agency operations in China. TUG was initially named Trans-Union Group but was renamed TUG Logistics, Inc. in 2003. TUG operates in six locations in the United States and has approximately 70 non-union employees. The Company financed the acquisition of TUG through a combination of the issuance of its common stock and cash, and in addition, an earn-out. In the event of a change in control of the Company, the selling shareholders of TUG shall receive their unrealized earn-out payment up to approximately $15,500,000 in cash and stock and a pro rata amount thereof if the change of control occurs prior to the third anniversary of the consummation of the acquisition of TUG.

Additional information regarding the Company’s acquisitions is set forth in the footnotes of it’s combined financial statements included in this Form 10-K and under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere herein.

Employees

At March 30, 2007, the Company employed a total of approximately 798 persons. A breakdown of the Company’s employees by region is as follows:

Region	No. of Employees

Americas	700
Asia Pacific	92
Europe	6

Total	798

None of the Company’s employees are subject to collective bargaining or trade union arrangements. The Company’s relationship with its employees is good.

Directors and Executive Officers

The following table sets forth the name, age and position of each person who is a director or executive as of the filing of this annual report. Each such officer and director, except for Wesley K. Clark (General United States Army, ret.) who was elected to the board of directors and as Chairman of the Board on January 31, 2007, has served as such since the merger on November 8, 2006. Prior to the merger of the Company’s subsidiary with Maritime Logistics, Arnold P. Kling was its sole director. Mr. Kling appointed Mr. Agresti, then a director of Maritime Logistics, as the Company’s director effective immediately upon the consummation of the merger. Mr. Kling resigned effective immediately upon the consummation of the merger and, as a result, Mr. Agresti became the Company’s sole director. Mr. Agresti then appointed Messrs. Winfield, MacAvery, DeSaye, McQuiston and Coogan to the Company’s board. In addition, effective immediately upon the consummation of the merger, Arnold P. Kling and Kirk M. Warshaw resigned as the Company’s President and Chief Financial Officer, respectively. Following these resignations, the new board appointed the officers set forth in the table below.

Name	Age	Position(s)

Wesley K. Clark	61	Chairman of the Board
Robert A. Agresti	46	Director, President and Chief Executive Officer
Gregory DeSaye	54	Director, Chairman of FMI
Raymer McQuiston	44	Director, Secretary
J. Terence MacAvery	56	Director
Paul Windfield	49	Director
William J. Coogan	52	Director
Paul Shahbazian	50	Chief Financial Officer
Peter Klaver	55	Senior Vice President
William Knight	46	Senior Vice President - Sales and Customer Service, President of Summit Logistics
Christopher Dombalis	48	Senior Vice President - Asia Pacific Trade and Marketing, President of TUG USA, Inc.
James Madden	61	Senior Vice President - Atlantic Trade and Marketing, President of AMR and AmeRussia
Peter Stone	40	President of SeaMaster Logistic Inc.

Wesley K. Clark, General United States Army, ret., Chairman of the Company’s board. General Clark was appointed director on January 31, 2007. The Company’s board of directors will serve for staggered terms. General Clark will serve as director until the Company’s annual meeting in 2007. Since March 2003 he has been the Chairman and Chief Executive Officer of Wesley K. Clark & Associates, a business services and development firm based in Little Rock, Arkansas. General Clark is Chairman of the Board of Rodman & Renshaw Holding, LLC, the Parent Company of Rodman & Renshaw, LLC, the Company’s placement agent. From March 2001 to February 2003 he was the Managing Director of the Stephens Group Inc., an emerging company development firm. From July 2000 to March 2001 he was a consultant for Stephens Group Inc. Prior to that time, General Clark served as the Supreme Allied Commander of NATO and Commander-in-Chief for the United States European Command and as the Director of the Pentagon’s Strategic Plans and Policy operations. General Clark retired from the United States Army as a four-star general in July 2000 after 38 years in the military and received many decorations and honors during his military career. General Clark is a director of Argyle Security Acquisition Corporation, a holding company in the security industry.

Robert A. Agresti, Director President and Chief Executive Officer. Mr. Agresti was appointed as the Company’s Chairman, President and Chief Executive Officer on November 8, 2006. The Company’s directors will serve for staggered terms, and Mr. Agresti will serve as director until the Company’s annual meeting in 2007. Mr. Agresti is a founder and, since its inception, President of Maritime Logistics. He has over 18 years of experience in marine transportation as a director and officer of logistics, ocean carrier, marine insurer, and terminal facilities. From February 2004 until the inception of Maritime Logistics in February 2006, he served as Executive Vice President and General Manager, North American Trades P&O Nedlloyd Limited, North America and the co-head of Royal P&O Nedlloyd’s North American operations. Prior to this, he was Chief Financial Officer of P&O Nedlloyd Limited North America. Before joining P&O Nedlloyd, he was an Audit Manager at KPMG and a Certified Public Accountant.

Gregory DeSaye, Director and Chief Executive Officer of FMI. Mr. DeSaye was appointed as one of the Company’s directors on November 8, 2006 and is continuing as the Chief Executive Officer of the Company’s subsidiary FMI. The Company’s directors will serve for staggered terms. Mr. DeSaye will serve until the Company’s annual meeting in 2008. He has been with FMI since its inception in 1980, serving as senior vice president of FMI, Inc., the company from which the Company acquired FMI, until 2003 and then as Chairman and Chief Executive Officer of FMI International, Inc. from 2003 until the present. His primary focus is working with the senior managers and vice presidents at FMI to implement

FMI’s business strategy, and he remains actively involved in the information technology department in improving the analytics and operating platform for the business.

Raymer McQuiston, Director and Secretary. Mr. McQuiston was appointed director effective November 8, 2006. The Company’s board of directors will serve for staggered terms. Mr. McQuiston will serve as director until the Company’s annual meeting in 2009. He is a founder and has been a director of Maritime Logistics since May 2006. Mr. McQuiston has over 18 years of experience as an attorney in representing marine transportation businesses, advising marine insurers and logistics, container terminal and inter-modal companies. Mr. McQuiston has been a partner at Brown Rudnick Berlack Israels LLP, an international law firm, since 2004. Prior to joining Brown Rudnick he was a partner at another international law firm, Torys LLP, from 2002 to 2004 and prior to that at Holland & Knight LLP. Brown Rudnick is the Company’s outside counsel.

J. Terence MacAvery, Director. Mr. MacAvery was appointed director on November 8, 2006. The Company’s board of directors will serve for staggered terms. Mr. MacAvery will serve as director until the Company’s annual meeting in 2008. Mr. MacAvery is a senior tax executive with 30 years of experience working with United States and multinational clients in a variety of industries as a certified public accountant and tax attorney with expertise developed during 27 years with KPMG, the last 16 years as Partner. Currently, Mr. MacAvery is a Partner with the accounting firm of Hamilton & MacAvery. His professional background includes domestic and international tax, strategic planning and analysis, merger and acquisition negotiation and related integration as well as presentations to boards of directors, government agencies and trade and professional organizations.

Paul A. Windfield, Director. Mr. Windfield was appointed director on November 8, 2006. The Company’s board of directors will serve for staggered terms. Mr. Windfield will serve as director until the Company’s annual meeting in 2007. Mr. Windfield is currently the Managing Director of MDI Asia Pacific, a software, content and network provider in the global trade management compliance and controls, logistics visibility, supplier and supply chain management, and financial supply chain field with operations in North America, Europe, the ISC and Asia Pacific. He has over 26 years of experience in the maritime transportation industry. Mr. Windfield was from July 2003 until June 2005 Director-Sales, P&O Nedlloyd London, reporting directly to the Chief Executive, a member of the board of P&O Nedlloyd Container Line Ltd. (a wholly-owned subsidiary of Royal P&O Nedlloyd BV) and a member of the executive management team of both companies.

William J. Coogan, Director. Mr. Coogan was appointed director on November 8, 2006. The Company’s board of directors will serve for staggered terms. Mr. Coogan will serve as director until the Company’s annual meeting in 2009. Mr. Coogan is currently a private investor with interests in land development, mortgage financing and boat building. His prior experience includes 25 years in the freight forwarding industry holding positions from sales executive, JFK branch manager and executive vice president ocean for Expeditors International of Washington, Inc. His tenure with Expeditors International of Washington, Inc. ran from 1985 through 2004 and from 1989 forward, he was part of the senior management steering committee setting goals and implementing strategy. From October 2004 to January 2006, he pursued various entrepreneurial ventures in land development and boat building. From January 2006 until the present, he has been a member of Deer Creek Holdings LLC, a property development company.

Paul Shahbazian, Chief Financial Officer. Mr. Shahbazian was appointed the Company’s Chief Financial Officer on November 8, 2006. Mr. Shahbazian has over 19 years of experience in marine transportation as a senior financial manager and officer of P&O Nedlloyd Limited, North America. From September 1988 until October 2006, he was the Vice President of Finance of P&O Nedlloyd Limited, North America. He was senior audit manager at KPMG prior to joining P&O Nedlloyd and is a certified public accountant.

Peter Klaver, Senior Vice President. Mr. Klaver was appointed the Company’s Senior Vice President on November 8, 2006. Mr. Klaver is a founder of Maritime Logistics. Mr. Klaver has over 30 years of experience spanning the insurance, banking, industrial services, health care and transportation industries. From September 1998 until founding Maritime Logistics, he served as the Vice President of Human Resources for P&O Nedlloyd, North America. He has served as Regional Customer Service Manager for Allstate, Vice President of Human Resources for Fleet Finance, Head of Industrial Relations for Initial Contracts Services (BET) and Senior Operating officer for National Health Services. Mr. Klaver has extensive experience in business integration. He guided P&O Nedlloyd through a succession of acquisitions, consolidations and business changes.

William “Bill” Knight, Senior Vice President—Sales and Customer Service and President of Summit Logistics International. Mr. Knight was appointed the Company’s Senior Vice President – Sales and Customer Service on November 8, 2006. He has been the President of Summit Logistics since May 2006 and is a founder of Maritime Logistics. Mr. Knight has over 20 years of experience in the transportation industry with an extensive background in sales, marketing, product development and equipment management. From September 2002 until founding Maritime Logistics, Mr. Knight served as Senior Vice President Sales for P&O Nedlloyd, North America. Prior to this, he served as Vice President of the Western Sales Region in the United States, and Retail Product Manager for logistics services for P&O Nedlloyd Ltd. based in London.

Christopher Dombalis, Senior Vice President—Asia Pacific Trade and Marketing and President of TUG USA Inc. Mr. Dombalis was appointed Senior Vice President – Asia Pacific Trade and Marketing on November 8, 2006. He has been the president of TUG USA since May 2006 and is a founder of Maritime Logistics. Mr. Dombalis has over 22 years of marine transportation experience with an extensive background in Pacific trade, North American sales, logistics and marketing. From 1996 until founding Maritime Logistics, Mr. Dombalis served as the Senior Vice President and General Manager of Pacific Trade, Senior Vice President & General Manager of P&O Nedlloyd Logistics and Senior Vice President of Sales and Marketing for P&O Nedlloyd, North America. In these roles he was instrumental in developing and executing the Pacific Trade business plan, branding and integrating services for logistics and liner customers and restructuring the North American Sales organization and business-to-business sales platforms. He has held international assignments in Asia (based in Hong Kong and Taiwan for seven years) where he served as a sales manager for Asia, as well as the lead commercial contract negotiator with responsibility for all commercial, pricing and product development. Mr. Dombalis began his career with Sea Land Services in New York and Mitsui OSK Lines in Asia.

James Madden, Senior Vice President—Atlantic Trade and Marketing and President of AMR Investments and AmeRussia. Mr. Madden was appointed the Company’s Senior Vice President – Atlantic Trade and Marketing on November 8, 2006. He has been the President of AMR Investments and AmeRussia since May 2006 and is a founder of Maritime Logistics. Mr. Madden has 36 years of experience in the transportation industry with an extensive background in engineering, operations, business development and United States Government cargos (military & preference). From July 2000 until founding Maritime Logistics, Mr. Madden was the Vice President of Government Relations for P&O Nedlloyd, North America. At Farrell Lines he served as Contracting Officer for Farrell’s management of vessels in the Maritime Administration’s Ready Reserve Fleet. He was the principal driver in re-flagging vessels and opening up service to the Gulf. He was instrumental in aligning Farrell Lines and P&O Nedlloyd’s growth with the United States Government.

Peter Stone, President of SeaMaster Logistics Inc. Mr. Stone is President of SeaMaster Logistics Inc. He is a professional manager in air and ocean transportation and logistics with more than 20 years of diversified experience in international business development and revenue management. Responsibilities have included sales, marketing, operations, finance, training, product development and strategic planning. Prior to joining the Company, Mr. Stone held numerous positions at P&O Nedlloyd Limited North America, Hong Kong SAR since 1996, including Senior Vice President and General Manager, Sales & Marketing, Asia Pacific; Vice President and General Manager, P&O Nedlloyd Logistics Asia; Vice President, Pacific Trade, Asia Region; and at P&O Nedlloyd Limited, East Rutherford, New Jersey USA, including Manager, Strategic Planning and Business Development Pacific Trade and Manager, Pricing and Revenue Management. Mr. Stone is also a director of SeaMaster Hong Kong.

Key Employees

Set forth below is information concerning the Company’s key employees, including their ages as of April 13, 2007.

Robert Lee, 44, Chief Executive Officer of TUG USA, Inc. Mr. Lee is CEO of TUG USA, Inc. He has 21 years of experience in the logistics industry. Mr. Lee and Mr. Wu founded Trans-Union Group in 1994 which later changed its name to TUG Logistics, Inc. Prior to founding TUG Logistics, Inc., Mr. Lee held various positions at several different freight forwarding companies.

Robert Wu, 46, Chief Operating Officer of TUG USA, Inc. Mr. Wu is Chief Operating Officer of TUG USA, Inc.. He has 21 years of experience in the logistics industry. Mr. Wu and Mr. Lee founded Trans-Union Group in 1994 which later changed its name to TUG Logistics, Inc. Prior to founding TUG Logistics, Inc., Mr. Wu held various positions at several different freight forwarding companies.

Robert O’Neill, 44, President of FMI. Mr. O’Neill was appointed president of FMI in January 2006. Mr. O’Neill joined FMI, Inc., the entity from which we acquired FMI, in 1990 as Vice President Sales and Marketing and became its President in 2003. Mr. O’Neill’s primary responsibilities include developing and maintaining key client relationships as well as planning, implementing and controlling the marketing function at FMI. From 1980 to 1988, he held various sales and operations positions with H & M International Transportation, Inc., OOCL Steamship Lines and Streichler North River Terminals.

Regulation

The Federal Maritime Commission (commonly referred to as FMC) regulates ocean transportation intermediary and non-vessel operating common carrier operations to and from the United States. The FMC licenses intermediaries (combined ocean freight forwarders and non-vessel operating common carrier operators). Indirect ocean carriers are subject to regulation by the FMC regulation, under its tariff publication and surety bond requirements, and under the Shipping Act of 1984 and the Ocean Reform Shipping Act of 1998, particularly those terms proscribing rebating practices. For ocean shipments not originating or terminating in the United States, the applicable regulations and licensing requirements typically are less stringent than those that originate or terminate in the United States.

The Company is licensed as a customs broker by the U.S. Customs and Border Protection office of the Department of Homeland Security (commonly referred to as CBP) in United States’ customs districts in which it does business. All U.S. customs brokers are required to maintain prescribed records and are subject to periodic audits by the CBP. As a certified and validated party under the self-policing Customs-Trade Partnership Against Terrorism (commonly referred to as C-TPAT), the Company is also subject to compliance with security regulations within the trade environment that are enforced by the CBP. The Company is also subject to regulations under the Container Security Initiative, which is administered by the CBP. Since February 1, 2003, TUG has been submitting manifests automatically to U.S. Customs from foreign ports 24 hours in advance of vessel departure. The Company’s foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries. The Company must comply with export regulations of the U.S. Department of State, including the International Traffic in

Arms Regulations, the U.S. Department of Commerce and the CBP regarding what commodities are shipped to what destination, to what end-user and for what end-use, as well as statistical reporting requirements.

Some portions of the Company’s warehouse operations require authorizations and bonds by the United States Department of the Treasury and approvals by the CBP.

Certain of the Company’s United States trucking and truck brokerage operations are subject to regulation by the Federal Motor Carrier Safety Administration (commonly referred to as FMCSA), which is an agency of the United States Department of Transportation, and by various state agencies. The FMCSA has broad regulatory powers with respect to activities such as motor carrier operations, practices and insurance. Interstate motor carrier operations are subject to safety requirements prescribed by the FMCSA. Subject to federal and state regulation, the Company may transport most types of freight to and from any point in the United States. The trucking industry is subject to possible regulatory and legislative changes (such as the possibility of more stringent environmental, safety or security regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or the cost of providing truckload services.

The Company’s air transportation activities in the United States are subject to regulation by the Department of Transportation as an indirect air carrier and by the Federal Aviation Administration. The Company is also subject to security measures and strict shipper and customer classifications by the Department of Homeland Security through the Transportation Security Administration (commonly referred to as TSA). The Company’s overseas offices and agents are licensed as airfreight forwarders in their respective countries of operation, as necessary. The Company’s indirect air carrier status is also subject to the Indirect Air Carrier Standard Security Program administered by the TSA.

The Company is subject to a broad range of foreign and domestic environmental and workplace health and safety requirements, including those governing discharges to air and water and the handling and disposal of solid and hazardous wastes. In the course of the Company’s operations, the Company may be asked to store, transport or arrange for the storage or transportation of substances defined as hazardous under applicable laws. If a release of hazardous substances occurs on or from the Company’s facilities or while being transported by the Company or its subcontracted carrier, the Company may be required to participate in, or have liability for, the remediation of such release. In such case, the Company also may be subject to claims for personal injury and natural resource damages.

Although, to date, the Company has not incurred liability arising under these environmental, health and safety laws, it cannot predict what impact future environmental, health and safety regulations might have on its business.

The Company believes that it is in substantial compliance with applicable material regulations and that the costs of regulatory compliance have not had a material adverse impact on its operations to date. The Company cannot predict the degree or cost of future regulations on its business. If the Company fails to comply with applicable governmental and environmental regulations, it could be subject to substantial fines or revocation of its permits and licenses.

ITEM 1A.	RISK FACTORS

There are numerous and varied risks, known and unknown, associated with an investment in the Company’s common stock, including those described below. You should carefully consider risks described below and the other information included in this annual report, including the Company’s financial statements and related notes. The Company’s business, financial condition and results of operations could be harmed by any of the following risks. However, the risks and uncertainties described below may not be the only ones the Company faces. If any of the events or circumstances described below were to occur, the Company’s business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of the Company’s common stock could decline, and its security holders could lose part or all of their investment.

Risks Related To The Company’s Business

The Company is implementing a new and untested business plan that may not produce the results that it expects.

The Company has adopted a business plan involving the development of a asset light, global, third-party logistics services provider, largely through acquisitions. The Company began executing its new business plan in May 2006 and acquired FMI and TUG in November of 2006. The Company has a very limited operating history as a combined company under its current business model. The Company’s lack of operating history as a combined company makes it difficult to predict whether the Company’s business plan will be successful.

The Company was formed through the combination of several existing businesses and plans to grow, in part, through acquisitions of complementary businesses. Growth by acquisitions involves risks and the Company may not be able to identify or acquire companies consistent with its growth strategy or successfully combine and integrate acquired businesses into its operations.

The Company is the result of the combination of several existing businesses and it intends to continue pursuing opportunities to expand its business through acquisitions in the future. The Company’s acquisition strategy involves numerous risks, including, but not limited to, those relating to:

•	identifying appropriate acquisition candidates and negotiating acquisitions on favorable terms and valuations,

•	integrating accounting, management information, human resources and other administrative systems to permit effective management, as well as business processes and services,

•	implementing or remediating controls, procedures and policies appropriate for a public company at companies that prior to acquisition may have lacked such controls, procedures and policies,

•	possible write-offs or impairment charges resulting from acquisitions,

•	distracting management from existing operations,

•	limits contained in the documents relating to the note financing and the senior credit facility,

•	retaining employees and customers, and

•	unexpected or unanticipated costs, expenses and liabilities.

If the Company fails to successfully integrate the acquired companies into its operations, it may not achieve anticipated increases in revenue, cost savings and economies of scale, and its operating results may be adversely affected.

The Company’s acquisition strategy may adversely impact its liquidity and could result in dilution to its security holders.

The Company’s strategy to grow in part through acquisitions may affect its financial condition, short-term cash flow and net income as it expends funds, increases indebtedness and incurs additional expenses in connection with pursuing acquisitions. The Company also may issue securities from time to time as consideration for future acquisitions. In the event any such acquisition is significant, the number of securities that the Company may issue could in turn be significant which could dilute the interests of existing security holders. In the event that the Company’s common stock does not attain or maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to maintain its acquisition program which could have a material adverse effect on its liquidity.

The Company’s planned growth could strain its personnel resources and infrastructure, and if it is unable to hire, train and retain employees or unable to implement appropriate controls and procedures, it may not be able to successfully implement its business plan.

The Company’s plans provide for rapid growth in headcount and operations, which will place significant strain on its management and its administrative, operational and financial infrastructure. The Company anticipates that further infrastructure growth will be required to address expected increases in its customer base, as well as its expansion into new geographic areas. The Company’s success will depend in part upon the ability of its senior management to manage this growth effectively. To do so, the Company must continue to hire, train and manage new employees. If the Company’s new hires perform poorly, or if it is unsuccessful in hiring, training, managing and integrating these new employees, or if it is not successful in retaining its existing employees, its business may be harmed. To manage the expected growth of its operations and personnel, the Company will need to continue to improve its operational, financial and management controls and its reporting systems and procedures. The additional headcount the Company expects to add and the capital investments it expects to make will increase the Company’s cost base, which will make it more difficult for the Company to offset any future revenue shortfalls through expense reductions in the short term. If the Company fails to successfully manage its growth, there will be a material adverse effect on its business and financial results.

The Company’s obligations to make future earn-out payments in connection with its acquisitions may adversely impact its liquidity and could result in dilution to its security holders.

Under the acquisition agreements for TUG and SeaMaster, the Company is required to pay a portion of the purchase price over a number of years in the form of earn-out installments. Earn-out installments are payable, in cash, based upon the future earnings of TUG and SeaMaster. The performance of these businesses could vary substantially from the Company’s performance as a whole. If this happens, the Company could be obligated to make substantial earn-out payments even though its business as a whole is not performing well. Moreover, as the earn-out installments will be based upon earnings, and not cash flow, the Company cannot assure that it will have sufficient cash flow to pay the earn-out installments related to such business. The Company therefore may have to secure additional financing to fund the remainder of any cash-based earn-out payments as they become due. The Company cannot assure that such financing will be available on favorable terms, if at all. The Company’s obligations to pay future earn-out installments could therefore negatively impact its financial condition and results of operations, and if financed through the issuance of additional equity, may be dilutive to the Company’s security holders. The Company’s failure to pay future earn-out installments could negatively impact the Company’s financial condition and results of operations and future performance of the Company.

The Company’s planned operations require additional liquidity which may not be available, this lack of liquidity could have a negative effect on the Company’s business, its results of operations and financial condition.

The Company’s planned operations require additional liquidity which may not be available. The Company failed to meet certain reporting and non-financial covenants contained in its senior secured credit agreement (including delivery of year-end financial statements and the monthly financial statements for December 2006 and January 2007 within the required timeframe) and anticipates that it will not be able to meet certain financial covenants contained in its senior secured credit agreement for the first quarter of 2007. The Company entered into a forbearance agreement with its senior lenders pursuant to which they have agreed to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. In exchange for agreeing to enter the forbearance agreement, the senior lenders required that the Company modify the terms of the revolving loan portion of the senior credit facility to make the funds thereunder restricted for borrowing at their discretion. If the Company’s lenders accelerate its obligations, the Company would be unable to repay its obligations under its senior credit facility and would be unable to redeem all of its outstanding notes. The Company is in active discussions with its lenders regarding amending the financial covenants contained in its senior credit facility agreement to more closely align them with the Company’s expected financial performance during 2007; however, it cannot give any assurance that its lenders will approve any such amendments. The Company’s has engaged an investment banker to assist it in these discussions. If the Company is unable to obtain these amendments, it will seek to refinance its senior credit facility but, it cannot give any assurance that it will be successful in obtaining such financing or obtaining it on acceptable terms. If the Company’s debt cannot be refinanced or restructured, the Company’s lenders could once the forbearance agreement expires pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of the Company’s assets securing the debt. If this was to happen and the Company were liquidated or reorganized after payment to the Company’s creditors, there would likely be insufficient assets remaining for any distribution to the Company’s stockholders. To support our planned operation in 2007 we sought and received a commitment from MFI Inc. to provide up to $7.5 million on terms to be determined.

The Company might require additional capital to support business growth. Such capital could be expensive or result in dilution to the Company’s security holders. If the Company is not able to obtain such capital, there may be a material adverse effect on its business and financial results.

The Company intends to continue to make investments to support its business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new services or to enhance its existing services, enhance its operating infrastructure or acquire complementary businesses and technologies. Accordingly, the Company may need to engage in equity or debt financings to secure additional funds. If the Company raises additional funds through further issuances of equity or other securities evidencing the right to acquire equity, its existing security holders could suffer significant dilution, and any new equity securities the Company issues could have rights, preferences and privileges superior to those of holders of its common stock. Due to restrictive covenants in its current financing documents, the seniority of the security interests granted to the financing investors and the seniority of the senior credit facility and note financing, the Company may not be able to obtain additional financing on acceptable terms, if at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to it, when the Company requires it, the Company’s ability to continue to support its business growth and to respond to business challenges could be significantly limited.

Any debt financing secured by the Company in the future could involve additional restrictive covenants relating to its capital raising activities and other financial and operational matters, which may make it more difficult for it to obtain additional capital and to pursue business opportunities, including potential acquisitions.

The Company faces intense competition in the logistics industry.

Competition in the transportation services industry is intense and broad-based. The Company competes against other non-asset based logistic companies as well as contract logistics companies and other freight forwarders. The Company also competes against ocean carriers’ internal sales forces. The Company also encounters competition from regional and local third-party logistics providers, ocean transportation intermediaries and integrated transportation companies. In addition, customers increasingly are seeking competitive bids from a number of competitors, including competitors that are larger and have more resources than the Company does. Increased competition could result in reduced revenues and margins or loss of market share, any of which could damage the long-term or short-term prospects of the Company’s business and its financial results. Increased competition could create downward pressure on freight rates, and continued rate pressure may adversely affect the Company’s results of operations.

The Company’s industry is consolidating and, if it cannot gain sufficient market presence in its industry, the Company may not be able to compete successfully against larger, global companies in its industry, in which case the Company’s results of operations would be materially and adversely affected.

There is a trend within the Company’s industry toward consolidation of niche players into larger companies which are attempting to increase their global operations through the acquisition of ocean transportation intermediaries, contract logistics providers and other supply chain management companies. If the Company cannot gain sufficient market presence in its industry through internal expansion and additional acquisitions, the Company may not be able to compete successfully against larger, global companies in its industry.

The Company depends upon others to provide equipment and services. If the third party providers do not perform on a timely basis and in an adequate manner, it may have a materially adverse effect on the Company’s yields and it may incur additional liabilities.

The Company does not own or control all of the transportation assets required to deliver its customers’ freight. The Company is dependent on independent third parties to provide the majority of its required truck, rail, ocean and air services. Reductions in ocean freight capacity could negatively impact the Company’s yields. Additionally, the Company depends on independent third parties to report certain events to it, including delivery information and freight claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. If the Company is unable to secure sufficient third party transportation services to meet its commitments to its customers, its operating results could be materially and adversely affected, and its customers could switch to its competitors temporarily or permanently.

If the Company is not able to sell container space that we purchase from ocean shipping lines or capacity that it charters from its air freight carriers, or if the Company is not able to utilize its truck capacity, it will not be able to recover its out-of-pocket costs and its profitability will suffer.

As a non-vessel operating common carrier, the Company contracts with ocean shipping lines to obtain transportation for a fixed number of containers between various points during a specified time period at variable rates and air carriers to obtain air charter capacity. The Company then solicits freight from its customers to fill the ocean containers and air charter capacity. When the Company contracts with ocean shipping lines to obtain containers and with air carriers to obtain charter aircraft capacity, it become obligated to pay for the container space or charter aircraft capacity that it purchases. If the Company is not able to sell all of its purchased container space or charter aircraft capacity on a timely basis, the Company may not be able to recover its out-of-pocket costs for such purchases and its results may be materially and adversely affected.

The Company’s owned trucking assets reflect a meaningful fixed cost of its business. If the Company is not able to utilize these assets at attractive rates, or dispose of underutilized assets at attractive values, it would adversely impact the Company’s financial results. Furthermore, the Company’s relationships with owner-operators and third-party carriers are partially dependent upon its ability to provide them with consistent business. Fluctuations in its demand for owner-operator or third-party trucking services may adversely impact its access to these networks, result in increased pricing for these services or hamper the Company’s ability to meet future increases in volume from its customers.

If the Company loses certain of its contract logistics customers or if it cannot maintain adequate levels of utilization in its warehouses, the Company’s results of operations could be materially and adversely affected.

The Company anticipates that revenues from its contract logistics services will account for an increasing portion of its consolidated revenues and may continue to increase as the Company further seeks to develop and expand its contract logistics, distribution and outsourcing services.

The Company leases warehouses and distribution facilities under leases with terms longer than the contract logistics services contracts it has with its customers at these facilities. The Company is required to pay rent under these real property leases even if its customers decide not to renew or otherwise terminate their contracts with the Company and the Company is not able to obtain new customers for these facilities. The Company has letters of credit and security deposits at risk if it does not make such rent payments. As a result, if the Company experiences a decline in demand for space in its warehouses, then the Company’s results of operation could be adversely affected as it would continue to be obligated to pay the full amount of the underlying leases. If the Company was unable to make the required payment, it could lose its security deposits.

The Company is dependent on its relationships with its agents, key employees and third-party carriers in various countries around the world. If the Company is not successful in maintaining these relationships its results of operations could be negatively impacted.

The Company will conduct business in some countries using local agents who can provide knowledge of the local market conditions and facilitate the acquisition of necessary licenses and permits. The Company relies in part upon the services of these agents, as well as its country-level executives, branch managers and other key employees, to market its services, to act as intermediaries with customers and to provide other services on its behalf. The Company cannot assure that it will continue to be successful in maintaining its relationships with its agents or key employees in various foreign countries, or that the Company will find qualified replacements for agents and key employees who may terminate their relationships with it. Because the Company’s agents and employees may occasionally have the primary relationship with certain of its customers, the Company could lose some customers if a particular agent or key employee were to terminate his or her relationship with it. The loss of or failure to obtain qualified agents or employees in a particular country or region could result in the temporary or permanent cessation of the Company’s operations and/or the failure to develop its business in that country or region, which could negatively impact its results of operations.

The Company conducts business throughout the world and its results of operations may be adversely impacted by fluctuations in trade volumes and by global, regional and local economic conditions.

The Company conducts a significant percentage of its business outside of the United States and it anticipates that revenue from foreign operations will continue to account for a significant amount of its future revenue. The Company’s international operations are directly related to and dependent on the volume of trade and the social, economic and political conditions in various countries, factors over which it has no control. The Company’s international operations and international commerce (including in China) are influenced by many factors, including:

•	changes in a specific country’s or region’s economic, social and political conditions or governmental policies,

•	changes in international and domestic customs regulations,

•	changes in trade laws, tariffs, export quotas and other trade restrictions or licenses,

•	difficulties in managing or overseeing foreign operations, including the need to implement appropriate systems, policies, benefits and compliance programs,

•	potentially adverse changes in tax laws and regulations,

•	limitations on the repatriation of earnings or assets, including cash, and

•	different liability standards and less developed legal systems that may be less predictable than those in the United States.

The occurrence or consequences of any of these conditions may restrict the Company’s ability to operate in the affected region and/or decrease the profitability of its operations in that region which may also have a secondary impact on its domestic operations that receive freight from these regions.

Because the Company conducts business throughout the world and deals with a multitude of currencies other than the United States dollar, the Company is subject to the risks inherent in the international currency markets and these risks are exacerbated because its obligations under the senior credit facility and the note financing will be denominated in United States dollars.

The nature of the Company’s operations necessitate that it deal with a multitude of currencies other than the United States dollar. Therefore, the Company is exposed to the inherent risks of international currency markets and government interference therein. Many of the countries where the Company conducts or plans to conduct business have strict currency control regulations which impact our ability to hedge foreign currency exposure. The Company’s business can result in revenue billings issued in countries or currencies which differ from those where the expenses related to the service are incurred. In the ordinary course of business, the Company creates numerous intercompany transactions. Additionally, there may be limitations on the Company’s ability to transfer funds from one jurisdiction to another. All these factors bring market risk to the Company’s earnings and to its compliance with its covenants under the financing documents. Because the Company’s obligations under the senior credit facility and note financing are denominated in United States dollars and do not vary with the various currencies it deals with, the Company’s market risk is exacerbated.

The Company’s business is subject to seasonal fluctuations which may materially and negatively impact its earnings and its stock price.

Historically, the Company’s industry and its operating results have been subject to seasonal trends, when measured on a quarterly basis. The first and second quarters have traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. This pattern has been the result of, or influenced by, numerous factors including national holidays, consumer demand, economic conditions, climate and other similar and subtle forces. In addition, the Company expects that this historical quarterly trend will be influenced by the growth and diversification of its international network and service offerings. The Company cannot accurately forecast many of these factors, nor can it estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns will continue in future periods.

A significant portion of the Company’s revenues are expected to be derived from customers in industries whose shipping patterns are tied closely to consumer demand and from customers in industries whose shipping patterns are dependent upon just-in-time production schedules. Therefore, the timing of the Company’s revenues are expected to be, to a large degree, impacted by factors out of its control, such as shifting consumer demand for retail goods and manufacturing production delays. Additionally, many customers ship a significant portion of their goods at or near the end of a quarter, and therefore, the Company may not learn of a shortfall in revenues until late in a quarter. To the extent that a shortfall in revenues or earnings was not expected by securities analysts, any such shortfall from levels predicted by securities analysts could have an immediate and materially adverse effect on the trading price of the Company’s stock.

Restrictions and controls on investments and acquisitions outside of the United States may restrict the Company’s ability to operate in foreign countries.

Investments in businesses outside of the United States have been and will continue to be restricted or controlled to varying degrees. These restrictions or controls have and may continue to limit or preclude our investments in proposed joint ventures or business acquisitions outside of the United States or increase our costs and expenses in seeking to effect such transactions. Various governments require governmental approval prior to investments by foreign persons and limit the extent of any such investments. Furthermore, various governments restrict investment opportunities by foreign persons in some industries or may require governmental approval for the repatriation of capital and income by foreign investors. There can be no assurance that such approvals will be forthcoming in the future. There also can be no assurance that additional or different restrictions or adverse policies applicable to the

Company or its investments in various countries will not be imposed in the future or, if imposed, the duration or impact of any such restrictions or policies.

Because the Company manages its business on a localized basis in many countries around the world, the Company’s operations may be materially and adversely affected by inconsistent management practices.

The Company manages its business in many countries around the world with local and regional management retaining responsibility for day-to-day operations, profitability and the growth of the business. The Company’s operating approach may make it difficult for the Company to implement strategic decisions and coordinated practices and procedures throughout its global operations. In addition, some of the Company’s subsidiaries operate with management, sales and support personnel that may be insufficient to support growth in their respective businesses without regional oversight and global coordination. The Company’s decentralized operating approach could result in inconsistent management practices and procedures and could materially adversely affect the Company’s overall profitability, and ultimately its business, results of operations, financial condition and prospects.

If the Company is not able to limit our liability for customers’ claims through contract terms and limit its exposure through the purchase of insurance, the Company could be required to pay large amounts to its customers as compensation for their claims and the Company’s results of operations could be materially and adversely affected.

Loss or damage to goods in transit can be significant. In general, the Company seeks to limit its liability to its customers for loss or damage to their goods by contract and/or international conventions and laws and seek to further limit the its exposure for such losses through the purchase of insurance. The Company cannot assure these contractual or applicable international convention limitations on liabilities will be honored in each jurisdiction in which it does business. Moreover, the Company cannot assure that its insurance will provide it with adequate coverage for such claims or that the maximum amounts for which the Company is liable in connection with its services will not change in the future or exceed its insurance levels. As with every insurance policy, there are limits, exclusions and deductibles that apply. In addition, significant increases in insurance costs could harm the Company’s business and results of operations.

The Company’s trucking business exposes it to potential liability to third parties if an accident results in the loss of life, injury, or damage to property.

The Company owns and manages a fleet of tractors and trucks. In the course of operating that fleet, the Company will be at risk for potential accidents that could cause loss of life, significant bodily injury or property loss and damage. The Company maintains various insurance coverages for these risks with varying exclusions, deductibles and stop loss coverages. The Company’s ability to control losses resulting from its trucking operations will have a direct impact on these insurance costs. As a result, higher than historical loss experience would have an adverse effect on the Company’s financial results and ultimately its insurance program. In addition, significant increases in insurance costs unrelated to the Company’s historical loss experience could reduce its profitability. Moreover, the Company cannot ensure that its insurance will provide it with adequate coverage for such claims or that the maximum amounts for which the Company is liable in connection with its services will not change in the future or exceed its insurance levels.

The Company expects to maintain high deductible insurance programs and unexpected losses could result in uninsured or under-insured losses which could have a material adverse effect on its business and results of operations.

The Company expects to continue a variety of high deductible insurance programs. These programs include auto/truck liability, workmen’s compensation and employee medical insurance. Each program has individual loss and overall program stop-loss insurance coverage. The Company currently provides for reserve liabilities based on the insurance carriers actuarial projections, the claims adjusters’ loss estimates and historical losses in establishing these reserves. Should the Company experience losses in greater numbers than historically incurred or settle losses at higher dollar amounts than estimated by the claims adjusters, the Company would incur escalating loss expenses and premiums on its stop-loss coverage. These escalating costs would have a material adverse effect on the Company’s results of operation.

Unionization efforts could increase the Company’s costs or create material labor problems for its business.

None of the Company’s employees currently belong to unions. Truck operators and warehousemen in the Company’s industry have been the subject of unionization efforts in the past. If the Company’s work force becomes unionized, the Company may be subject to increased costs and work interruptions or stoppages, which could have a material adverse effect on its business.

The failure of policies and procedures designed to prevent the unlawful transportation or storage of hazardous, explosive or illegal materials or stowaways could subject the Company to large fines, penalties or lawsuits.

The Company is subject to a broad range of foreign and domestic (including state and local) environmental, health and safety and criminal laws and regulations, related to the storage, handling and disposal of solid and hazardous waste and the shipment of explosive or illegal substances and other activities. In the course of the Company’s operations, it may be asked to store, transport or to arrange for the storage or transportation of substances defined as hazardous under applicable laws. As is the case with any such operations, if a release of hazardous substances occurs on or from the Company’s facilities or equipment or from the transporter, the Company may be required to participate in the remediation of, or otherwise bear liability for, such release or be subject to claims from third parties whose property or person is injured by the release. In addition, if the Company stores, transports or arranges for the storage or transportation of hazardous, explosive or illegal materials in violation of applicable laws or regulations, it may face civil or criminal fines or penalties, including bans on making future shipments in particular geographic areas. In the event the Company is found to not be in compliance with applicable environmental, health and safety laws and regulations or there is a future finding that its policies and procedures fail to satisfy requisite minimum safeguards or otherwise do not comply with applicable laws or regulations, the Company could be subject to large fines, penalties or lawsuits and face criminal liability. In addition, if any damage or injury occurs as a result of the Company’s storage or transportation of hazardous, explosive or illegal materials, it may be subject to claims from third parties, and bear liability, for such damage or injury even if it was unaware of the presence of the hazardous, explosive or illegal materials. Additionally, the Company could incur significant costs for repatriation of stowaways and lose our security status with the United States Government (called C-TPAT) should stowaways be found in an ocean container.

If the Company fails to comply with applicable governmental regulations, it could be subject to substantial fines or revocation of its permits and licenses and the Company may experience increased costs as a result of governmental regulation.

The Company requires several foreign, state and federal government licenses in order to operate its business. See “Business—Regulation.” Compliance with changing governmental regulations can be expensive. For example, the Company may experience an increase in operating costs, such as costs for security, as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities. No assurance can be given that the Company will be able to pass these increased costs on to its customers in the form of rate increases or surcharges. The Company cannot predict what impact future regulations may have on its business. The Company’s failure to maintain required permits or licenses, or to comply with applicable regulations, could result in the loss of its permits and licenses or substantial fines, which would have a material adverse effect on its financial performance and prospects.

If the Company is not reimbursed for amounts which it advances for its customers, the Company’s net revenue and profitability may decrease.

The Company make significant disbursements on behalf of its customers for transportation costs concerning freight and customs duties and taxes and in connection with the performance of its contract logistics services. If the Company is unable to recover a significant portion of these disbursements, or if its customers do not reimburse it in a timely manner, the Company may experience net revenue losses, decreased profitability and cash flow shortages.

If the Company fails to integrate information technology systems or it fails to upgrade or replace its information technology systems to meet the demands of its customers and to protect against disruptions of its operations, the Company may lose customers, which could seriously harm its business.

The failure of the Company’s information technology systems supporting its services could significantly disrupt its operations, prevent customers from placing orders, or cause it to lose inventory items, orders or customers. If the Company fails to integrate the information technology systems of its subsidiaries or its information technology systems are unable to handle additional volume for its operations as its business and scope of services grow, the Company’s service levels, operating efficiency and future transaction volumes will decline. In addition, the Company expects customers to continue to demand more sophisticated, fully-integrated information technology systems from their supply chain services providers. If the Company fails to upgrade or replace its information technology systems to handle increased volumes and levels of complexity, to meet the demands of its customers and to protect against disruptions of its operations, the Company may lose inventory items, orders or customers, which could seriously harm its business.

The Company’s information technology systems are subject to risks which it cannot control.

The Company’s information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which have experienced significant system failures and electrical outages in the past. The Company’s systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite the Company’s implementation of network security measures, its servers are vulnerable to computer viruses, break-ins and similar disruptions. Unplanned systems outages or unauthorized access to the Company’s systems could materially and adversely affect its business.

The Company depends on key personnel and must attract and retain qualified personnel to be successful.

The Company’s success depends upon the continued contributions of its senior management, sales and professional services personnel, who perform important functions and would be difficult to replace. Also, the Company believes that its future success is highly dependent on Robert Agresti, its chief executive officer, and Christopher Dombalis, Paul Shahbazian, James Madden, Peter Stone and William Knight, its executive officers.

Additionally, the loss of either Robert O’Neill or Gregory DeSaye from the Company’s subsidiary, FMI, would be detrimental to the business. Messrs. O’Neill and DeSaye handle the critical customer and employee relations for FMI, as further described below, and some of the key employees working for FMI are related to these individuals. Furthermore, Mr. DeSaye intends to retire from the day-to-day operations of the business on or around May 2008. To the extent Mr. DeSaye’s responsibilities are not successfully transitioned, his departure could materially and adversely impact FMI.

The loss of Robert Lee or Robert Wu from another of the Company’s subsidiaries, TUG, would also be difficult to overcome. Some of the key individuals working at TUG are related to Messrs. Lee and Wu. The loss of the services of any key personnel, particularly senior management, sales or professional services personnel could materially and adversely affect the Company’s business.

The Company’s senior credit facility and notes contain financial covenants that may limit its activities, including making further acquisitions, and its ability to borrow additional money.

The terms of the Company’s senior credit facility, notes and long-term leases require that it comply with certain financial and other covenants and restrictions which may limit the amount otherwise available under its senior credit facility and limit its activities, including making further acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.” The Company’s ability to generate EBITDA will be critical to its ability to use the full amount of the senior credit facility. If the Company is not able to generate sufficient cash flow from its operations to meet its obligations under the senior credit facility, notes and leases, then the Company will be required to use its capital for such payments and may be required to refinance all or a portion of such obligations or obtain additional financing. This will negatively impact the Company’s liquidity and financial position and restrict its ability to make additional acquisitions. The Company may also be forced to sell an acquired company in order to satisfy its obligations. The Company cannot be certain that it will be able to operate profitably once it sells an acquired company or that it will be able to generate a sufficient amount of proceeds from the ultimate disposition of such acquired companies to satisfy the obligations it incurred to make these acquisitions.

The documents related to the financings contain covenants which restrict the Company’s ability to invest in and otherwise make capital contributions to its subsidiaries that do not constitute borrowers under the senior credit facility or guarantors under the note financing. The covenants further restrict the Company’s ability to pay dividends and make other capital contributions and repurchase or redeem its capital stock. Such restrictions may hinder the Company’s ability to fully execute its business plan.

The Company’s failure to comply with any covenants under its financing documents could lead to an event of default under the agreements, permitting its lenders to accelerate its borrowings and to foreclose on any collateral, and triggering other adverse consequences.

Control by the Company’s management will limit a stockholder’s ability to influence the outcome of director elections and other matters requiring stockholder approval.

Management currently beneficially owns, directly or indirectly, 3,314,182 shares or approximately 43.6% of the issued and outstanding shares of the Company’s common stock. Three of the Company’s executive officers and seven of the Company’s other security holders (some of whom are also its employees) holding 2,664,368 shares of the Company’s common stock (representing approximately 35.1% of the shares of the Company’s common stock currently outstanding) executed a voting agreement pursuant to which they have agreed to, among other things, vote for each of the current members of the Company’s board. Therefore, the Company’s management will have the ability to materially influence the election of its board and the outcome of any matter presented for a vote to its security holders. This concentration of voting power could also have the effect of delaying or preventing a change in the Company’s control or discouraging a potential acquirer from attempting to obtain control of the Company, which in turn could have a material adverse effect on the market price of the common stock or prevent its security holders from realizing a premium over the market price for their shares of common stock.

The Company’s earnings will be adversely affected by non-cash charges relating to the amortization of intangibles and embedded derivatives.

Under applicable accounting standards, purchasers are required to allocate the total consideration paid in a business combination to the identified acquired assets and liabilities based on their fair values at the time of acquisition. The excess of the consideration paid in a business combination over the fair value of the identifiable tangible assets acquired is to be allocated among identifiable intangible assets and goodwill. The amount allocated to goodwill is not subject to amortization. However, goodwill is tested at least annually for impairment. If an impairment is determined to have occurred, there will be a corresponding charge to the Company’s earnings. The amount allocated to identifiable intangibles, such as customer relationships and the like, is amortized over the life of these intangible assets. Purchase accounting will therefore subject the Company to potential impairment charges and periodic amortization charges against its earnings. Because the Company’s business strategy focuses on growth through acquisitions, its future earnings will be subject to greater non-cash amortization and impairment charges than a company whose earnings are derived organically. As a result, the Company will experience an increase over prior periods in non-cash charges related to the amortization of intangible assets acquired in its acquisitions.

The Company expects to have additional non-cash charges because its warrants and notes have terms that are characterized as embedded derivatives. The investment community generally measures a public company’s performance by its net income. Thus, the future price of the Company’s common stock could be materially and adversely affected by charges arising from accounting for embedded derivatives.

The Company will incur increased costs as a result of being an operating public company, compared to its historical operations and those of its subsidiaries.

As a public operating company, the Company will incur significant legal, accounting and other expenses that Maritime Logistics and the acquired companies did not incur as private companies and that it did not incur as a nonoperating company. In addition, the Sarbanes-Oxley Act, as well as new rules implemented by the SEC, require changes in corporate governance practices of public companies. If the Company’s stock is listed on the American Stock Exchange, Nasdaq or another major exchange, it will also incur additional compliance expenses. It will be time consuming, difficult and costly for the Company to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act and exchange compliance requirements. The Company may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. In addition, the Company will incur additional costs associated with its public company reporting requirements which will significantly increase as a result of it becoming an operating public company with a larger group of security holders. The Company also expects these rules and regulations to make it more difficult and more expensive for it to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for the Company to attract and retain qualified persons to serve on its board or as executive officers.

If the Company fails to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal controls over financial reporting or to remedy any material weaknesses in its internal controls that it may identify, material misstatements in its financial statements could result and investors could lose confidence in the Company’s reported financial information which could negatively affect the trading price of its common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with the Company’s annual report on Form 10-K for the 2007 fiscal year, the Company will be required to furnish a report by its management on its internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of the Company’s internal controls over financial reporting as of the end of 2007. Compliance with Section 404 will result in a significant increase in general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While the Company’s management expects to expend significant resources in an effort to complete this important project, it cannot assure that it will be able to achieve its objective on a timely basis. The Company cannot assure that its auditors will be able to issue an unqualified opinion on management’s assessment of the effectiveness of its internal control over financial reporting and its auditors may not be able to issue an opinion on the effectiveness of its internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or to complete our Section 404 certifications could subject the Company to significant liability and have a material adverse effect on its stock price.

In addition, in connection with the Company’s on-going assessment of the effectiveness of its internal controls over financial reporting, it may discover “material weaknesses” in its internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected. The process of designing and implementing effective internal controls is a continuous effort that requires the Company to anticipate and react to changes in its business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy the Company’s reporting obligations as a public company. The Company cannot assure that the measures it will take will remediate any material weaknesses that it may identify or that it will implement and maintain adequate controls over its financial process and reporting in the future.

Any failure to complete the Company’s assessment of its internal control over financial reporting, to remediate any material weaknesses that it may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results, cause it to fail to meet its reporting obligations or result in material misstatements in its financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of the Company’s internal controls and, in the case of a failure to remediate any material weaknesses that it may identify would adversely affect the annual auditor attestation reports regarding the effectiveness of its internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s common stock.

Provisions of the Company’s amended and restated charter and Delaware law, as well as the voting agreement to which certain of the Company’s security holders are party, may make more difficult a contested takeover of the Company.

Certain provisions of the Company’s amended and restated certificate of incorporation and the Delaware General Corporation Law, or the DGCL, as well as the voting agreement to which certain of the Company’s security holders are party, could deter a change in our management or render more difficult an attempt to obtain control of the Company, even if such a proposal is favored by a majority of our security holders. For example, the DGCL contains provisions that prohibit a public corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns a significant portion of the corporation’s outstanding voting shares, an interested stockholder, for some period after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Further, the Company’s amended and restated charter includes provisions which enable its board to discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise. Finally, the voting agreement concentrates the voting of approximately 35.1% of the Company’s outstanding common stock, which could also discourage an attempt to obtain control of the Company.

Risks Relating to the Company’s Common Stock

There is no public market for the Company’s common stock, nor is there any assurance that a public market will ever develop. The Company’s stockholders may not be able to resell their shares at or above the purchase price paid by such stockholders, or at all.

The Company’s common stock is quoted on NASD’s Over-the-Counter Bulletin Board (or the OTC Bulletin Board). The OTC Bulletin Board is generally highly illiquid. There is a greater chance of market volatility for securities that trade on the OTC Bulletin Board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors including:

•	the absence of consistent administrative supervision of “bid” and “ask” quotations;

•	lower trading volume; and

•	market conditions.

There is virtually no trading in the Company’s common stock and its security holders may experience wide fluctuations in the market price of its securities. These fluctuations may have an extremely negative effect on the market price of the Company’s securities and may prevent a stockholder from obtaining a market price equal to the purchase price such stockholder paid when the stockholder attempts to sell the Company’s securities in the open market. In these situations, the stockholder may be required either to sell the Company’s securities at a market price which is lower than the purchase price the stockholder paid, or to hold the Company’s securities for a longer period of time than planned. An inactive market may also impair the Company’s ability to raise capital by selling shares of capital stock and may impair its ability to acquire other companies by using common stock as consideration or to recruit and retain managers with equity-based incentive plans.

The Company cannot assure that its common stock will become listed on the American Stock Exchange, Nasdaq or any other securities exchange.

The Company plans to seek listing of its common stock on the American Stock Exchange or on a Nasdaq market as soon as reasonably practicable. The Company may not currently meet the initial listing standards of either of those or any other stock exchange, and cannot assure as to when or if it will meet the listing standards, or that the Company will be able to maintain a listing of the common stock on any stock exchange. Pending listing, if any, the Company expects that its common stock would be eligible for continued quotation on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where an investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. In addition, the Company would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity.

The Company’s quarterly revenue and operating results are volatile and difficult to predict, and if it fails to meet the expectations of investors, the market price of the Company’s common stock would likely decline significantly. The impact of embedded derivatives created by the structure of the notes and warrants sold in the note and common stock financing, will create additional volatility in the Company’s reported earnings which could contribute to volatility in the market price of its common stock.

The Company’s revenue and operating results are likely to fluctuate significantly from quarter to quarter, due to a number of factors. These factors include:

•	the Company’s ability to retain and increase sales to existing customers, attract new customers and satisfy its customers’ requirements;

•	technical difficulties or interruptions in the Company’s service;

•	the rate of expansion and effectiveness of the Company’s sales force;

•	the seasonal nature of the Company’s business;

•	the length of the sales cycle for the Company’s service;

•	costs or potential limitations on the Company’s business activities resulting from litigation and regulatory developments in its industry, which could be significant;

•	amortization and potential impairment of intangible assets of the acquired companies and the valuation of embedded derivatives in the financing documents and related earnings charges;

•	downward pricing pressures;

•	costs associated with any future acquisitions; and

•	the Company’s ability to respond to technological developments in its industry.

In addition, factors unrelated to the Company’s performance may affect the value of its common stock. These factors include:

•	changes in the market valuations of other similarly situated companies providing similar services or serving similar markets;

•	announcements by the Company’s competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting the Company’s industry;

•	conditions or trends in the market in which the Company operates;

•	recommendations by financial analysts; and

•	the Company’s failure to meet financial analysts’ performance expectations.

Many of these factors are largely outside of the Company’s control, and there are many facets of each of these factors over which it has limited control. As a result of the factors above and the evolving nature of the Company’s business and industry, it may be unable to forecast its revenue accurately. The Company plans its expenses based on operating plans and estimates of future revenue. The Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfalls. Additionally, a failure to meet its revenue or expense forecasts would have an immediate and negative impact on the Company’s expected operating results. If this were to happen, the market price of the Company’s common stock would likely decline significantly.

The influx of additional shares of the Company’s common stock onto the market may create downward pressure on the trading price of its common stock.

The Company issued a large number of shares of common stock and securities convertible into common stock in connection with the merger, the acquisitions and the financings completed on November 8, 2006. The Company has agreed to register for public resale substantially all of the shares issued in the acquisitions and the financings as well as shares issued prior to these transactions. In the registration statement filed with the SEC on January 12, 2007, the Company intends to register the shares issued in and issuable as a result of the financings, some of the shares issued in the acquisitions and the shares issued prior to the merger, financings and acquisitions. The resale of substantial amounts of the Company’s common stock in the public markets, when these shares are registered or otherwise eligible for sale, could have an adverse effect on the market price of the Company’s common stock. Such an adverse effect on the market price would make it more difficult for the Company to sell its equity securities in the future at prices which it deems appropriate or to use its shares as currency for future acquisitions.

If the Company’s stock price is less than $5.00 per share in the future, the stock may be considered a “penny stock,” which may make it more difficult to sell.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. If a market for the Company’s common stock develops and the market price of the common stock is below $5.00 per share, the SEC’s penny stock rules require a broker-dealer, before executing a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock is executed, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may adversely impact the liquidity of the Company’s common stock and may negatively affect the ability of its security holders to sell their shares.

Securities analysts may not initiate coverage or continue to cover the Company’s common stock and this may have a negative impact on the Company’s common stock’s market price.

Any trading market that develops for the Company’s common stock may depend significantly on the research and reports that securities analysts publish about the Company or its business, competitors, or markets. The Company does not have any control over these analysts. There is no guarantee that securities analysts will cover the Company’s common stock. If securities analysts do not cover the Company’s common stock, the lack of research coverage may adversely affect its common stock’s market price and liquidity. If the Company is covered by securities analysts, and its stock is downgraded, its stock price would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on it, the Company could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

The market and industry data contained in this annual, including estimates and forecasts relating to the growth of the transportation services and logistics industry, cannot be verified with certainty and may prove to be inaccurate.

This annual report contains market and industry data. While the Company believes this industry data to be reliable, it has not independently verified the data or any of the assumptions on which the estimates and forecasts are based, and the data may prove to be inaccurate. This data includes estimates and forecasts regarding future growth in these industries. Forecasts and estimates regarding future growth of the transportation services and logistics industry included in these reports are based on assumptions of the growth and improvement of certain sectors of the U.S. and global economy. The growth and improvement of these sectors of the U.S. and global economy during the period of these forecasts and estimates are not assured. The failure of these sectors of the U.S. and global economy to perform as assumed in these forecasts and estimates would cause the forecasted expansion of the transportation services and logistics industry not to occur or to occur to a lesser extent than predicted. The failure of the transportation services and logistics industry to continue to grow as forecasted by the market and industry data included in this annual report may have a material adverse effect on the Company’s business and the market price of its common stock.

The Company may be required to make substantial payments under the registration rights agreements it entered into in connection with the note financing and the common stock financing.

The Company is required to make payments to purchasers (including the placement agent) who are parties to the registration rights agreements as liquidated damages (adjusted proportionally for a portion thereof) if any of the following events occurs and during the period such event is continuing:

(a)

The registration statement is not declared effective by the Securities and Exchange Commission on or before the 90th day after November 8, 2006 (or the 150th day after November 8, 2006 if the registration statement is subject to review by the Securities and Exchange Commission);

(b)

After the effective date of the registration, a registration statement ceases for any reason to remain continuously effective as to all registrable securities for which it is required to be effective, or the holders are otherwise not permitted to utilize the prospectus therein to resell such registrable securities, for more than 10 consecutive calendar days or more than an aggregate of 20 calendar days during any 10-month period (which need not be consecutive calendar days) except during any period when we are diligently pursuing the effectiveness of an amendment to a registration statement.

Such payment shall be equal to a percentage of the aggregate amount invested as follows: one percent (1%), prorated for the first 30 days after any of the above events, and two percent (2%) prorated each thirty day period thereafter subject to a 10% aggregate limit. One percent of the aggregate amount invested in the financings is approximately $984,000.

The Company has previously incurred and subsequently paid aggregate penalties of approximately $98,400 based upon its failure to file the registration statement within sixty days after November 8, 2006. The Company’s registration statement on Form S-1 which it filed with the Securities and Exchange

Commission on January 12, 2007 is subject to review by the Securities and Exchange Commission and has not yet been declared effective. The Company thus started incurring additional penalties at a rate of $32,800 per day as of April 8, 2007. Under the registration rights agreement, the Company is required to pay the penalty on the earlier of three days from the date it cures the default or the last day of the calendar month during which the penalties are incurred, i.e. April 30, 2007.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of April 13, 2007, the Company leased thirty facilities in five countries. The Company generally leases or operates its office and warehouse space near an ocean port or an airport. Leases for the Company’s primary warehouses have remaining terms ranging from one year to eight years and often include options to renew. The Company will seek to shed or consolidate certain office and warehouse space in connection with the integration of FMI and TUG. Some leases are month-to-month or expire in the near term. With regard to longer term leases, the Company will consider subleasing or negotiated termination payments. The Company believes that its facilities are adequate for its current needs.

As of April 13, 2007, we leased the following facilities in the regions indicated:

	Logistics
	Trucking Lots	Offices	Warehouses	Total

Americas	4	11	11	26
Asia Pacific	—	3	—	3
Europe	—	1	—	1

Total	4	15	11	30

In addition to the logistics warehouses disclosed above, the Company also maintains nine exclusive agency offices in the People’s Republic of China and one exclusive sales representative office in Turkey.

The Company’s corporate headquarters are located at 547 Boulevard, Kenilworth, New Jersey, a leased premise. The telephone number of the Company’s corporate headquarters is (908) 497-0280. In addition, the Company occupies several other properties which it uses for office space and for its logistics, distribution and transportation services, including storage and warehousing of freight containers. The Company’s significant properties, all of which are leased, aggregate to approximately 2,000,000 square feet of property. The termination dates on the leases on the Company’s significant properties range from April 15, 2007 through January 12, 2014. The following is a summary of the Company’s significant warehouse properties, all of which are leased:

Location	Use

Carteret, New Jersey	Storage, packing, and distribution of dry goods, and for offices connected therewith

Mira Loma, California	Logistics, distribution and transportation services

Medley, Florida	Warehouse and office space; storage, distribution and brokerage services

San Pedro, California	Office space, storage, warehouse, distribution and brokerage services

Springfield Gardens, New York	Air Freight Services

Carson, California	The Company subleases this property to a third party and does not use it

City of Industry, California	Warehousing and freight forwarding services

ITEM 3.	LEGAL PROCEEDINGS

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a material affect on the Company’s operations or financial position except as set forth below.

On or about March 28, 2006, The Cayre Group, Ltd. (“Cayre”) filed suit against FMI International, LLC in the Superior Court of New Jersey. On or about December 19, 2006, Cayre filed a Third Amended Verified Complaint. In its Third Amended Complaint, Cayre alleges that FMI International, LLC breached the parties’ bailment and transportation contract. Cayre has asserted claims for breach of contract, replevin, conversion, negligence, motor carrier liability, breach of the implied covenant of good faith and fair dealing, and fraud. Cayre is seeking approximately $1,260,000 in compensatory damages, approximately $478,000 in credits and waivers, punitive damages, interest, attorneys’ fees and costs.

On or about April 3, 2007, FMI International LLC filed an Amended Answer to Third Amended Verified Complaint, Affirmative Defenses, and Counterclaims. FMI International LLC has asserted multiple defenses against Cayre’s allegations and FMI International LLC has asserted counterclaims against Cayre for breach of contract, breach of the implied covenant of good faith and fair dealing, account stated, quantum meruit, promissory estoppel, fraud, negligent misrepresentation, and late charges and attorneys’ fees. The Company is seeking approximately $6,200,000 in compensatory, consequential and incidental damages, plus punitive damages, interest, attorneys’ fees and costs.

Discovery is still in its early stages, and so it is impossible to make any prediction of possible outcomes at this time. FMI International LLC, however, intends to pursue its counterclaims and defenses vigorously. The parties have been ordered to mediation in April 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 8, 2006, the holders of 85.5% shares of the issued and outstanding common stock of the Company (after giving effet to the merger but prior to giving effect to the financings and acquistions), acted by written consent in lieu of a special meeting of stockholders (i) to approve an amendment and restatement of the Company’s Certificate of Incorporation to, among other things, effect a one for 11.2261585365 reverse split of the Company’s common stock, change the name of the Company to Summit Global Logistics, Inc, provide for a classified board of directors and provide that stockholders cannot take action by written consent; (ii) to adopt the Company’s 2006 Equity Incentive Plan; (iii) to adopt the Company’s 2007 Management Incentive Plan; (iv) to adopt the Company’s 2007 Supplemental Executive Retirement Plan; (v) to adopt the Company’s Severance Benefit Plan and Summary Plan; (vi) to approve employment agreements for, and certain stock option and stock appreciation right grants to, the Company’s executive officers and directors; and (vii) to provide that stock issuances to the Company’s executive officers and directors be exempt from Section 16 of the Securities Exchange Act of 1934, as amended, pursuant to Rule 16b-3(d) thereunder. The Company filed the amended and restated certificate of incorporation on February 20, 2007 and the reverse merger became effective the same day.

	Votes For	Votes Against	Abstentions	Broker Non-Votes

Written Consent addressing item (i) to (vii) listed above	16,289,156 (pre-split)	0	0	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is quoted on the NASD’s Over-the-Counter Bulletin Board under the symbol SGLT. As of March 31, 2007, the last transaction occurred prior to the effectiveness of the reverse split of the Company’s common stock and indicates a low bid of $2.40 per share and a high bid of $2.40 per share pre-reverse split, or $26.94 per share after giving effect to the reverse split. However, there is currently no established market for the Company’s common stock, the Company does not believe that the isolated transactions indicate the market price for its shares.

As of April 13, 2007 the Company had 7,594,964 shares of common stock issued and outstanding. In addition there were a total of (i) 5,398,894 shares of the Company’s common stock underlying warrants issued in its common stock and note financings and to its placement agent in such financings, (ii) 5,909,091 shares of the Company’s common stock underlying convertible notes issued in the note financing, and (iii) 1,175,000 shares of the Company’s common stock underlying options issued to its employees, consultants and advisers. Pursuant to the registration rights agreements entered into with investors who bought securities in the Company’s common stock financing and note financing, the Company has agreed to register a total of 18,855,640 shares of its common stock, subject to certain cut backs as provided in the registrations rights agreements. The Company may also be required to issue additional shares of common stock in connection with earn-out payments relating to the acquisitions of TUG and SeaMaster. In addition, the Company is required pursuant to certain lock-up agreements and pursuant to the acquisition agreements pursuant to which it acquired TUG, FMI and Sea Master to register 3,440,340 shares of its common stock. The parties to the lock-up agreements have waived their registration rights under such lock-up agreements in connection with the registration of shares under the registration statement filed with the SEC on January 12, 2007. (The shares which were registered were registered for resale and were not being issued by the Company, thus the registration had no further dilutive effect on the existing shareholders.)

Approximate Number of Holders of Our Common Stock

On April 13, 2007, there were approximately 144 security holders of record of the Company’s common stock.

Security Holders and Related Matters

Transactions in the Company’s common stock may be subject to the SEC’s rules regulating broker-dealer practices in connection with transactions in “penny stocks.” The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. There is virtually no trading in the Company’s common stock. Should a trading market develop and the market price of the common stock is below $5.00 per share, the SEC’s penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before effecting a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. These rules may restrict the ability of brokers-dealers to engage in transactions in the Company’s common stock and may affect the ability of investors to purchase/sell shares. In addition, because trades in the Company’s common stock are expected to be reported on the NASD’s Over-the-Counter Bulletin Board, investors may find it difficult to obtain accurate quotations of the common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

Dividends

The Company has not paid any dividends on its common stock, and it does not intend to pay any dividends on its common stock in the foreseeable future. The Company is restricted from paying common stock dividends by the terms of its notes financing documents and senior credit facility. See

“Management’s Discussion and Analysis of Financial Condition and Results of Operations – Senior Credit Facility, and – Convertible Notes and Warrants.”

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has disclosed below the options that were approved for issuance by its board as of December 31, 2006 to its chief executive officer and other employees. No options or other equity instruments were issued prior to the merger with Maritime Logisitics.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders*	1,175,000	$10.00	225,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,175,000		225,000

* On November 8, 2006, the Company adopted its 2006 Equity Incentive Plan (2006 Plan), which was approved by written consent of security holders holding 85.5% of the Company’s issued and outstanding common stock immediately after the merger and prior to the financings. The stockholder approval was effective as of February 20, 2007. The plan provides long-term incentives and awards to the Company’s employees, officers, directors, consultants and advisors. Prior to this, the Company had not adopted any equity compensation plans. The 2006 Plan permits the Company to issue stock and grant stock options, restricted stock, stock units and other equity interests to purchase or acquire up to 1,633,500 shares of its common stock. In addition, the 2006 Plan permits the Company to issue stock appreciation rights (SARs). As of April 13, 2007, the Company has issued 667,000 SARs. The SARs can only be settled for cash. Awards covering no more than 250,000 shares may be granted to any person during any fiscal year. If any award expires, or is terminated, surrendered or forfeited, then shares of common stock covered by the award will again be available for grant under the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Company’s board. The board or committee has broad discretion to determine the terms of an award granted under the 2006 Plan, including, to the extent applicable, the vesting schedule, purchase or grant price, option exercise price, or the term of the option or other award; provided that the exercise price of any options granted under the 2006 Plan may not be less than the fair market value of the common stock on the date of grant. The board or committee also has discretion to implement an option exchange program, whereby outstanding stock options are exchanged for stock options with a lower exercise price, substitute another award of the same or different type for an outstanding award, and accelerate the vesting of and, as applicable, lapse of restrictions with respect to stock options and other awards at any time. The terms and conditions of stock options or other awards granted under the 2006 Plan will be set forth in a separate agreement between the Company and each recipient of an award. On November 8, 2006, the Company’s board approved (i) awards covering an aggregate of 1,428,500 shares of its common stock under the 2006 Plan, including options to purchase 1,175,000 shares of common stock and 233,500 restricted shares and (ii) stock appreciation rights. Under the 2006 Plan, 225,000 shares of the Company’s common stock remain available for future issuance and an unspecified number of stock appreciation rights remain available for issuance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected consolidated income statement data for the year ended December 31, 2006 and the selected consolidated balance sheet data as of December 31, 2006 are derived from the Companies’ audited consolidated financial statements which are included elsewhere herein. The selected combined income statement data for the period ended October 31, 2006, and the years ended December 31, 2005 and 2004 and the selected combined balance sheet data as of December 31, 2005 are derived from the Predecessor Companies’ audited combined financial statements included herein. The selected combined income statement data for the years ended December 31, 2003 and 2002 and the selected combined balance sheet data as of December 31, 2003 and 2002 are derived from the Predecessor Companies’ audited and unaudited (2002) combined financial statements not included herein.

	Year ended December 31, (in millions)

	2006	2005	2004	2003	2002

	(Audited)				(Unaudited)

Income Statement Data:

Operating revenues	$211.2	$195.6	$166.6	$138.0	$89.7

Income before taxes	$4.1	$4.4	$(1.9)	$2.6	$3.7

Net income	$4.1	$4.0	$(2.4)	$2.2	$3.3

Balance Sheet Data (at end of the period):

Total assets	$207.3	$112.1	$111.3	$109.5	$19.5

Long-term debt, including current maturities	$131.3	$54.9	$57.2	$54.3	$3.1

Redeemable preferred stock	$—	$—	$—	$—	$—

Unaudited proforma net income (loss) per share:
Basic - Note (a)	$0.54	$0.52	$(0.32)	$0.29	$0.44
Diluted - Note (b)	$0.20	$0.20	$(0.32)	$0.11	$0.16
Unaudited proforma cash dividends per common share	$—	$0.24	$0.33	$0.05	$0.30

Notes:

(a) Basic net income per share is calculated using the weighted average number of shares issued and outstanding as of December 31, 2006 (date of merger) amounting to 7,594,964 shares.

(b) Diluted net income per share is calculated using the weighted average number of shares issued and outstanding as of December 31, 2006 amounting to 20,078,435 shares.

As a result of the merger, Maritime Logistic became the Company’s wholly-owned subsidiary and the security holders of Maritime Logistics received an aggregate of 1,451,000 shares of the Company’s common stock. As a result of the merger and the issuance of stock to the security holders of Maritime Logistics, the former security holders of Maritime Logistics held approximately 85.5% of the Company’s outstanding common stock immediately after the merger and prior to the financings. Accounting principles generally accepted in the Untied States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financing reporting purposes. The acquisition was accounted for as a reverse acquisition whereby Maritime Logistics was deemed to be the “accounting acquirer.” Among other things, this requires the Company to present all financial statements after the completion of the merger, prior historical financial and other information of Maritime Logistics and the acquired companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes and other information included elsewhere in this Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements and as a result of the factors we describe under “Risk Factors” and elsewhere in this Form 10-K. See “Forward-looking Statements” and “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	Overview

•	Consolidated and Combined Condensed Financial Statements

•	Unaudited Pro Forma Consolidated Statement of Operations

•	Discussion of Operating Results

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Impact of Inflation

•	Critical Accounting Policies and Use of Estimates

•	Contractual Obligations

Overview

Please see the section “Our Business” for an overview of our business.

We intend to build an international transportation and supply-chain management company offering a full range of domestic and international freight management services, as well as warehousing and distribution services, and other value added supply chain management services. We seek to achieve a recognized market leadership position in the maritime third-party logistics sector with (i) the combination and integration of the contract logistic services of Maritime Logistics and FMI with the ocean transportation intermediary services of TUG (ii) maximizing expected strategic synergy; (iii) capitalizing on the strong market position of FMI in the apparel, footwear and specialty retail sectors; (iv) increasing market share through superior service and implementation of technology; (v) reducing costs through scale and purchasing power efficiencies, as well as outsourcing certain operations; (vi) expanding into expected areas of high growth and taking advantage of expected favorable macro industry dynamics; and (vii)

expanding service offering(s) to our customers. As part of our strategy, we may seek to acquire additional asset-light, full-service logistics providers and freight forwarders that add services, customers, geographies or capabilities to enhance our business. However, our senior credit facility and notes contain covenants that significantly limit our ability to acquire businesses.

As a third-party logistics services provider, we will seek to limit our investment in equipment, facilities and working capital through contracts and preferred provider arrangements with various transportation vendors which generally are expected to provide us with favorable rates, minimum service levels, capacity assurances and priority handling status. Our asset-light based approach will allow us to maintain a high level of operating flexibility and leverage a cost structure that is highly variable in nature while the volume of our flow of freight will enable us to negotiate attractive pricing with our transportation providers.

Our principal source of income will continue to be derived from freight management services. As an international and domestic logistics provider, we will arrange for the shipment of our customers’ freight from point of origin to point of destination. Our price quote often will depend upon the customer’s time-definite needs, special handling needs, and the means of transport (truck, air, ocean or rail). In turn, we assume the responsibility for arranging and paying for the underlying means of transportation.

Technology

We seek to compete by utilizing the strengths of our global network and proprietary information systems for our warehousing and trucking operations, and by integrating technologies from strategic third-party outsourced logistics systems service providers. Our goal is to ensure the seamless integration of systems while simultaneously reducing internal operating costs and improving the customers’ supply chain visibility. We expect to implement E-Freight Technology’s core product, E-Cargo, as our global operating platform across all origin offices. This product is extremely robust in the maritime third-party logistics sector and offers us the ability to provide data direct to customs via their Automated Manifest System module. We plan to build electronic data interchange interfaces from the operating platform directly to the LOGNET, our licensed visibility software, for seamless tracking for all of our customers. This product is a recognized industry leader in providing integrated supply chain visibility tools to customers. Execution of our technology platform will be important to achieve our overall goals. We plan to have a single point for data entry thus ensuring data quality and accuracy. We believe this strategy will be a key strategic advantage in the market. We have entered into off-the-shelf license agreements with E-Freight Technologies to implement our logistics technology platform. There can be no assurance that we will fully implement or integrate such platform into our operations. See “Risk Factors” elsewhere herein.

General Industry Trends

The primary macroeconomic growth indicators of our business include general growth in the economy, international trade, particularly out of Asia, and the increase in outsourcing of logistics projects. Business drivers that we control and focus on internally are our ability to (i) cross-sell our services to existing customers and solicit prospective customers and (ii) collaboration with our customers to provide flexible, cost-effective and profitable supply chain solutions.

Effective supply chain management has increased in importance as business demands more efficient and cost-effective distribution services. Businesses increasingly perform manufacturing and assembly operations in multiple locations far from the markets for their products, distribute products to numerous distant destinations and strive to minimize inventory. As a result of the growing demand for just-in-time distribution, companies frequently require expedited transportation services. Utilizing us, businesses can benefit from enhanced distribution services while reducing premiums paid for expedited services on an independent basis. The fragmentation in the logistics industry has historically forced businesses to procure their transportation service needs through a disparate network of providers, each focused on a discrete element of their transportation needs such as freight forwarders, non-vessel operating common carriers (carriers who do not operate the vessel on which the freight is transported) and fully-integrated carriers. As a result, moving a product from an international port into the United States and to the customer’s distribution center or store typically involves multiple vendors which can result in inconsistent service, reduced supply chain visibility, and cost inefficiencies.

Global containerized trade, as measured by container port handling moves, has grown at a long-term historical compound annual growth rate of 10% from 1974 through 2005 and at an 11% growth rate from 2000 through 2005 (Source: Journal of Commerce 2005). We estimate for 2007-2010 that the global container trade will grow at a compound annual growth rate of 9%.

Note Regarding Presentation

The presentation herein reflects the consolidated results of operations of Summit Global Logistics Inc. (formerly Aerobic Creations Inc.) and its subsidiary Maritime Logistics US Holdings Inc., and its subsidiaries, TUG USA, Inc., Summit Logistics International, Inc., AMR Investment Inc., Seamaster Logistics Inc., FMI Holdco I LLC, and their subsidiaries (collectively, the “Company”). For comparative purposes, we have included the results of operations of TUG USA, Inc., FMI Holdco I LLC and AmeRussia Shipping Co. Inc. and their subsidiaries (“Predecessor Companies”) for periods prior to the date of their acquisitions.

Consolidated And Combined Condensed Financial Statements

The consolidated and combined condensed statement of operations for the year ended December 31, 2006 include the combined statement of operations for the period from January 1, 2006 to October 31, 2006 (prior to the date of the merger) and the consolidated statement of operations for the period from February 6, 2006 (date of inception) to December 31, 2006. The combined condensed statements of operations for the years ended December 31, 2005 and 2004 are presented for comparative purpose. See “Financial Statements and Supplementary Data” below for financial statements and supplementary data.

The consolidated and combined financial statements should be read in conjunction with the historical financial statements and notes thereto included herein for Summit Global Logistics Inc. (formerly Aerobic Creations Inc.) and its subsidiary Maritime Logistics US Holdings Inc., and its subsidiaries, TUG USA, Inc., Summit Logistics International, Inc., AMR Investment Inc., Seamaster Logistics Inc., FMI Holdco I LLC, and their subsidiaries (collectively, the “Company,” “we,” “us, “ and/or “our”). The combined condensed statements of operations for the years ended December 31, 2005 and 2004 include the combined condensed results of operations of TUG USA, Inc., FMI Holdco I LLC and AmeRussia Shipping Co. Inc. and their subsidiaries (“Predecessor Companies”). The financial information presented is not necessarily indicative of the future financial position or future results of operations of the consolidated enterprise.

Acquisitions

As a key part of our growth strategy, we expect to seek to acquire additional asset-light logistics providers and freight forwarders. We believe there are attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants’ needs for capital and their owners’ desires for liquidity. We intend to pursue a strategic acquisition program to consolidate and enhance its position in its current market and to acquire operations in new markets.

Initially, we intend to grow our business through acquisitions in key gateway locations, such as Chicago, India and Thailand, as part of our strategy to expand our base of operations. We believe that our domestic and expanded international capabilities, when taken together, will provide significant competitive advantages in the marketplace.

We believe we can successfully implement our acquisition strategy due to the following factors:

▪	the highly fragmented composition of the market;

▪

our strategy for creating an organization with global reach should enhance an acquired company’s ability to compete in its local and regional market through a broader service offering and lower operating costs;

▪	the potential for increased profitability as a result of our centralization of certain administrative functions, greater purchasing power, and economies of scale;

▪	our centralized management capabilities which should enable us to effectively manage our growth and integrate the companies we acquire;

▪	our status as a public corporation should provide us with a currency for acquisitions;

▪	the ability of our management to identify, acquire and integrate acquisition opportunities; and

▪	our ability to develop and maintain key customer relationships in the industry.

Certain of our financing documents contain covenants which substantially restrict our ability to consummate acquisitions in the future. These restrictions could materially and adversely affect the implementation of our growth strategy. Please refer to “Senior Credit Facility” for more information.

On or about December 26, 2006, the provincial authority in Shanghai in the People’s Republic of China approved the establishment of our wholly-foreign-owned enterprise, or WFOE, in the People’s Republic of China under newly adopted rules in China permitting foreign corporations to own and operate their own companies in China. The approval we received was subject to the WFOE obtaining its business license from the Shanghai provincial authority, which was subsequently received. Consequently, we have proceeded to establish offices at major transportation centers located in China. Given the flexibility this new approval will afford us, we currently are reviewing our overall strategy (including our acquisition strategy) for addressing the Chinese market. We may acquire the Shanghai office of SeaMaster Logistics (China) Ltd., a Chinese company, we refer to as SeaMaster China, during 2007, and subsequently, its other offices in China, subject in each case to the approval of local authorities in each province. We may acquire SeaMaster China’s assets, or hire its personnel. At present, SeaMaster, our subsidiary, has an exclusive agency agreement with SeaMaster China. SeaMaster China has a Class A license as an international freight forwarding agent in Shanghai. We believe acquiring SeaMaster China or its assets, or hiring some or all of its personnel, in the future, will provide increased freight services revenue for us in China. We hope to hire additional personnel experienced in logistics in China during the first half of 2007. There can be no assurance that we will consummate the acquisition of SeaMaster China, or obtain the additional experienced personnel in China. SeaMaster primarily focuses on imports to the United States.

Unaudited Pro Forma Consolidated Statement of Operations

The following unaudited pro forma consolidated statement of operations for the period ended December 31, 2006 was prepared as if the consolidation was effective as of January 1, 2006. The unaudited pro forma consolidated statement of operations should be read in conjunction with the audited historical financial statements and notes thereto included herein for Summit Global Logistics, Inc. and Subsidiaries and the combined predecessor (Unaudited) financial statements of FMI Holdco I, LLC, AmeRussia Shipping Company Inc., and TUG Logistics, Inc. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the future financial position or future results of operations of the combined enterprise.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

	CONSOLIDATED	COMBINED
	February 6, 2006 (date of inception) to	(UNADITED) January 1, 2006 to		Proforma		2006
	December 31, 2006	October 31, 2006	Consolidated	Adjustments		Pro Forma

Revenues:
Air and ocean freight services	$21,721,191	$75,829,597	$97,550,788	$		$97,550,788
Logistics services	17,716,789	95,930,960	113,647,749			113,647,749

Total revenues	39,437,980	171,760,557	211,198,537	—	A	211,198,537

Direct expenses:
Air and ocean freight services	19,081,844	68,694,956	87,776,800			87,776,800
Logistics services	13,818,724	73,690,665	87,509,389			87,509,389

Total direct expenses	32,900,568	142,385,621	175,286,189	—		175,286,189

Revenues less direct expenses	6,537,412	29,374,936	35,912,348	—		35,912,348

Operating expenses:
General and administrative expense	4,442,602	14,741,110	19,183,712	1,667,000	B	20,850,712
Depreciation and amortization	1,195,963	3,978,525	5,174,488	4,342,000	C	9,516,488
Facility shutdown and other costs	—	422,622	422,622			422,622
Gain on disposition of property and equipment	—	(9,880)	(9,880)			(9,880)

Total operating expenses	5,638,565	19,132,377	24,770,942	6,009,000		30,779,942

Income before interest expense and income tax (benefit) provision	898,847	10,242,559	11,141,406	(6,009,000)		5,132,406

Interest income	87,043	35,379	122,422	837,000	D	959,422
Interest expense	(2,229,184)	(4,975,173)	(7,204,357)	(11,628,000	) E	(18,832,357)

(Loss) income before income tax (benefit) provision	(1,243,294)	5,302,765	4,059,471	(16,800,000)		(12,740,529)

(Benefit) provision for income taxes	(406,998)	383,296	(23,702)	(5,073,000	) F	(5,096,702)

Net (loss) income	$(836,296)	$4,919,469	$4,083,173	$(11,727,000)		$(7,643,827)

Notes to Consolidated Pro Forma Financial Statements:

A	The consolidated February 6, 2006 (date of inception) to December 31, 2006 include the activity of TUG USA, Inc. and FMI Holdco I LLC for the period November 1, 2006 to December 31, 2006.

B

The pro forma adjustmnents to general and administrative expenses represent the estimated pro forma impact of the incremental cost of salaries and related cost to the management team of Maritime Logistics who signed 5 year employment contracts with us upon consumation of the merger, financing and acquisitions, as a condition of closing. These expenses were not incurred on a historical basis and we did not receive any historical benefits in terms of revenue generation or operating management, for these expenses in the historical periods presented herein.

C	The pro forma adjustments to depreciation and amortization expense reflect the estimated pro forma incremental amortization related to the intangible assets acquired in our acquisitions.

D	The pro forma adjustment to interest income reflect the assumed effective interest income on unused cash at the rate of 5.58%.

E

The pro forma adjustments to interest expense reflect the pro forma incremental interest expense associated with balances of our senior secured credit facility, convertible notes and embedded derivatives as if the amount was entered into from the beginning of the year based on LIBOR rate of 5.4% plus applicable margin.

F	The pro forma adjustments to provision for income taxes outlined above reflect the effective tax benefit of the pro forma loss at the rate of approximately 40%.

Discussion of Operating Results

The following discussion of operating results explains material changes in results of operations for the consolidated and combined companies for the years ended December 31, 2006, 2005 and 2004. The discussion should be read in conjunction with the financial statements and related notes and financial information included elsewhere in this report.

Our discussion of operating results presents, among other financial information, (a) gross profit, which is revenues less direct expenses and, (b) income before taxes, since the Predecessor Companies were primarily taxed as pass through entities and, accordingly, the income taxes related to the operations prior to their acquisition were primarily paid by the equity owners of such entities. Thus, the financial information below related to the Predecessor Companies does not include provisions for income tax. To the extent our consolidated operations generate taxable income in the future, we will incur income tax expense, which could be substantial, in future periods.

Geographic Segment Operating Results.

We manage our business through three geographic segments comprised of the Americas, Asia Pacific and Europe, which offer similar products and services. Each geographic segment is managed regionally by executives who are directly accountable to and maintain regular contact with our Chief Executive Officer to discuss operating activities, financial results, forecasts and plans for each geographic region.

For segment reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services are attributed to the country where the services are performed. Our consolidated and combined revenues and operating income by operating segment for the years ended December 31, 2006, 2005 and 2004 are set forth in the following table (in millions):

	Year ended December 31,
	2006	2005	2004

Revenues:
Americas	$116.6	$119.7	$100.7
Asia Pacific	94.6	75.9	65.9
Europe	—	—	—

	$211.2	$195.6	$166.6

Income before taxes:
Americas	$1.0	$1.1	$(4.5)
Asia Pacific	3.0	3.3	2.6
Europe	—	—	—

	$4.0	$4.4	$(1.9)

Year ended December 31, 2006 compared with year ended December 31, 2005.

For the years ended December 31, 2006 and 2005, the results of operations are shown in the following table and significant changes are discussed below (in millions):

	2006	2005	Change	%

Revenues	$211.2	$195.6	$15.6	8.0%

Revenues less direct expenses (gross profit)	35.9	34.9	1.0	3.0%

General and administrative expense	19.2	17.0	2.2	13.2%

Depreciation and amortization	5.2	5.5	(0.3)	(6.1%)

Facility shutdown and other costs	0.4	0.6	(0.2)	(34.1%)

Interest expense (net)	7.1	7.4	(0.3)	(3.8%)

Income before provision for income taxes	$4.0	$4.4	$(0.4)	7.9%

Revenues

Revenues increased by $15.6 million or 8% from $195.6 million in 2005 to $211.2 in 2006. Revenue growth was driven primarily by (i) an $18.6 million increase due to an increase in containerized cargo freight management movements in 2006, related to the continued expansion of business to the United States’ East and Gulf Coasts from Asia, including the opening of a New York office during 2006, which resulted in a $7.2 million increase in revenue, and (ii) general market growth. Beginning in the fourth quarter of 2005, certain warehousing contracts were restructured largely to a dedicated space revenue model. This process resulted in the termination of business with certain customers who were not generating adequate gross margin levels and customers unwilling to commit to the new contract structure. As a result, revenue at the New Jersey, Florida and California warehouses declined by approximately $3.7 million for 2006, relative to the comparable prior period. We have secured new business during the latter half of the year to partially replace such terminated accounts.

Revenue less direct expenses (gross profit)

Revenue less direct expenses (gross profit) increased by $1.0 million or 3.0% from $34.9 million in 2005 to $35.9 in 2006. Despite an 8% increase in revenue, in 2006 there was a higher proportion of containerized cargo volume in 2006 versus logistics services revenue as containerized cargo has a lower gross profit margin. Additionally, containerized cargo gross profit margin dropped from 10.5% to 9.5%, primarily as a result of the business expansion into New York and other USA areas, which contributed to the reduction in the overall profit margins on the containerized cargo business.

General and administrative expenses

General and administrative expenses increased $2.2 million or 13.2% from $17 million in 2005 to $19.2 million in 2006. This increase was primarily driven by an increase in personnel, rent, travel and other administrative expenses to service the business expansion of container cargo services into the United States’ East and Gulf coasts, including the opening of the New York office during 2006, which resulted in an increase of $1.2 million. Additionally, during the fourth quarter, we increased personnel and related costs, professional fees, directors fees, and directors and officers insurance premiums associated with our acquisition and growth strategy of approximately $1 million.

Depreciation and amortization

Depreciation and amortization expenses decreased $0.3 million or 6.1%, from $5.5 million in 2005 to $5.2 million in 2006. This decrease was primarily due to reduced depreciation expense on transportation equipment, due primarily to a decision to use operating lease arrangements for such equipment procured during the past two years.

Facility shutdown and other costs

Facility shutdown and other costs decreased $0.2 million or 34.1% from $0.6 million in 2005 to $0.4 million in 2006. The 2006 amount of $0.4 million represents trailing costs related to a facility shutdown in 2004.

Interest expense (net)

Interest expense (net) decreased $0.3 million or 3.8% from $7.4 million in 2005 to $7.1 million in 2006. The decrease was due to the refinancing of the senior credit facility thereby reducing the incremental interest rates by 300 basis points.

Income before taxes

Income before taxes decreased $0.4 million or 7.9% from $4.4 million in 2005 to $4 million in 2006. This decrease results primarily from increased administrative expenses from the acquisition and growth strategy, offset by reduced interest and depreciation expense, and increased revenues and margin improvements.

Year 2005 Compared to Year 2004.

For the years ended December 31, 2005 and 2004, results of operations of the combined companies (in millions) are shown in the following table and significant changes are discussed below. The information presented is based on the combined audited financial statements of our Predecessor companies for each respective period.

	2005	2004	Change	%

Revenues	$195.6	$166.6	$29.0	17.4%

Revenues less direct expenses
(gross profit)	34.9	26.2	8.7	33.2%

General and administrative expense	17.0	13.8	3.2	22.7%

Depreciation and amortization	5.5	5.6	(0.1)	(2.6%)

Facility shutdown and other costs	0.6	2.2	(1.6)	(70.6%)

Interest expense (net)	7.4	6.5	0.9	13.9%

Income (loss) before provision for income taxes	$4.4	$(1.9)	$6.3	—

Revenues

Revenues increased $29 million or 17.4% from $166.6 million in 2004 to $195.6 million in 2005. Revenue growth primarily was driven by (i) a full year of revenues associated with the Footstar contract (initiated in July 2004) which contributed to an $8.7 million increase in 2005 revenues at the Mira Loma facility, (ii) a $5.4 million increase at the San Pedro, California warehouse operations reflecting a significant increase in overall activity at this facility, (iii) a $4.8 million increase in local and line-haul trucking operations (related to a 14.4% increase in revenue per mile within the line-haul operations, driven in part by larger fuel surcharges, partially offset by a 3.2% decrease in line-haul miles), and (iv) a $10.0 million increase due to increased volume which was largely driven by expansion of containerized cargo movements to the United States’ East and Gulf Coasts from Asia, partially offset by a decrease in revenue per container. Revenue growth was also partially offset by a $0.6 million decrease due mainly to a reduction in one-off break bulk project moves to Russia, which the company performed in 2004.

Revenues less direct expenses (gross profit)

Revenues less direct expenses (gross profit) increased $8.7 million or 33.2% from $26.2 million in 2004 to $34.9 million in 2005. The increase resulted in part from increased utilization rates at warehouse facilities, a full year of contribution from the Mira Loma facility, which generates higher gross margins due to the extensive automation at this facility and increased revenues (approximately $10 million) related to international containerized cargo movements.

General and administrative expenses

General and administrative expenses increased $3.2 million or 22.7% from $13.8 million in 2004 to $17 million in 2005. This increase results primarily from (i) increases in salaries and related costs by $2.0 million, partially due to an increase in staff to service expansion of containerized cargo movements from Asia into the United States’ East and Gulf coasts, as well the increase in the warehouse and trucking services and (ii) an increase in miscellaneous other costs (including travel, information technology, office and bad debt expense) by $1.2 million, primarily related to the growth in container cargo services.

Facility shutdown and other costs

Facility shutdown and other costs decreased $1.6 million or 70.6%, from $2.2 million in 2004 to $0.6 million in 2005. The 2005 amount of $0.6 million represents trailing costs related to a facility shutdown in 2004.

Interest expense (net)

Interest expense (net) increased $0.9 million or 13.9%, from $6.5 million in 2004 to $7.4 million in 2005. The increase was primarily due to the cost of refinancing the secured debt in 2005, partially offset by a reduction in the incremental borrowing rate.

Income (loss) before provision for income taxes

Income (loss) before provision for income taxes increased $6.3 million from a $1.9 million loss in 2004 to $4.4 million of income in 2005. This increase results primarily from (i) increased overall revenues, (ii) improved gross profit margins, and (iii) reduced charges to operating income related to a facility shutdown in 2004 (with a net charge of $2.2 million in 2004 and trailing cost of $0.6 million in 2005).

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of approximately $15.8 million, of which approximately $4 million is restricted as collateral for high deductible insurance risks such as health insurance, automobile insurance and workers compensation, as well as security for leased facilities. In addition to our available cash and cash equivalents, the revolving loan portion of our senior credit facility may provide $10 million of additional cash availability. We entered into a forbearance agreement with our senior lenders relating to our failure to meet certain reporting and non-financial covenants in our senior secured credit facility (including delivery of year-end financial statements and the monthly financial statements for December 2006 and January 2007 within the required timeframe) and our anticipated failure to meet certain financial covenants contained in our senior secured credit agreement for the first quarter of 2007. Pursuant to the forbearance agreement, our senior lenders have agreed to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. In exchange for agreeing to enter into the forbearance agreement, the senior lenders required that we modify the terms of the revolving loan portion of the senior credit facility to make the funds thereunder restricted for borrowing at their discretion. To replace this liquidity and support our planned operations in 2007, we sought and have received a commitment from a third-party to provide up to $7.5 million dollars on terms to be determined. A copy of the forbearance agreement is attached hereto as Exhibit 10.44 and incorporated by reference.

We are also in active discussions with our senior lenders and noteholders regarding amending our financial covenants to more closely align them with our expected financial performance during 2007. We have engaged an investment banker to assist us in these discussions. If we are unable to obtain these amendments, we will seek to refinance our senior credit facility but, we cannot give any assurance that we will be successful in obtaining such financing or obtaining it on acceptable terms. If our debt cannot be refinanced or restructured, our lenders could pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of our assets securing the debt. If this was to happen and we were liquidated or reorganized after payment to our creditors, there would likely be insufficient assets remaining for any distribution to our stockholders.

We anticipate that our capital expenditures for 2007 will be approximately $3.0 million, comprised of the replacement of current warehouse equipment, additional office equipment, leasehold improvements, and information technology. We believe that based upon funds generated from operations and funds from the third party commitment, we will provide sufficient liquidity to meet our working capital requirements through December 31, 2007 based on our current plans. However, we cannot give any assurance that we will achieve the revenue necessary to provide such sufficient liquidity.

We base our assessment on the following assumptions:

  our business will generate sufficient operating cash flow;

  the capital expenditures associated with our businesses will be modest;

  all significant short-term growth capital expenditures, working capital requirements and debt amortization will be funded with cash on hand, the funds from the third party commitment and the revolving loan portion of senior credit facility to the extent available and;

  our obligations under our senior credit facility and notes will be not accelerated.

Our forbearance agreement with our senior lender prohibits our senior lenders from accelerating our obligations under the senior credit facility based on the defaults referenced in forbearance agreement. The current intercreditor agreement between our senior lender and our noteholders prohibits our noteholders from receiving payments from us other than regularly scheduled principal and interest payments except in certain events. If our obligations under our senior credit facility or notes are accelerated and we do not receive additional funds, we would not have sufficient funds to repay the senior credit facility or redeem the notes.

We are dependent on the ongoing support of our lenders. We have had and continue to have discussions with our lenders, and our lenders continue to support us, although there is no assurance they will continue to do so. Based upon these discussions, as outlined below, we expect that a restructuring transaction that provides additional liquidity and covenant relief will occur with the existing capital providers and we expect that it will take up to 60 days to consummate this restructuring. In this regard, we and our advisors are in the process of preparing information that will be provided to the lenders in conjunction with these negotiations, including: financial analyses demonstrating the areas where we did not achieve expectations, a 13 week cash flow forecast, and a 2007-2008 financial statement projection, among other things. As a result of this restructuring transaction, there will be waiver fees, consent fees, and costs associated with obtaining new capital, but we anticipate that a significant portion of these costs will be in the form of debt obligations or equity, and not cash. We believe that this restructuring transaction will be consummated within two months and will provide the appropriate capital structure needed for us to execute our long term plan.

We will require additional working capital in the future to fund our growth. We believe we will obtain access to additional sources of equity and debt financing, but can provide no assurance that additional funds will be available, or if available, on commercially acceptable terms or in a timely manner to enable us to continue our operations in the normal course. Our covenants in connection with the financings limit our ability to raise more debt or capital. See “Contractual Obligations -Senior Credit Facility" for more information.

See “Contractual Obligations” below for a description of substantial future payments we are required to make pursuant to certain agreements to which we are party.

Off-Balance Sheet Arrangements

We did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We have no off-balance sheet arrangements, except for cash collateralized letters of credit of approximately $4 million as of December 31, 2006, relating to deposits on leased facilities and various insurance programs.

Impact of Inflation

Our business may be significantly or adversely affected by inflation. We generally expect to pass carrier rate increases and surcharges on to our customers by means of price increases and surcharges. Direct carrier rate increases could occur over the short- to medium-term. Due to the high degree of competition in the marketplace, these rate increases might lead to an erosion of our profit margins.

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that are not readily apparent from other sources. We evaluate these estimates including those related to basis of consolidation, business combinations, revenue recognition, self insurance, accounts receivable and allowance for doubtful accounts, impairment of tangible and intangible assets and goodwill. Actual results may differ from these estimates using different assumptions under different conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Acquisitions and Intangible Assets. Acquisitions are accounted for under Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill then is compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, we will perform our annual impairment test during our fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

Any intangible assets we acquire pursuant to the acquisitions will need to be evaluated in order to finalize the purchase price allocation. To the extent that value can be assigned to customer-related intangibles and other assets with a diminishing value arising from our acquisitions, such intangibles will be amortized over the appropriately determined period.

Self Insurance. We have a variety of high deductible insurance programs. These programs include auto/truck liability, workmen’s compensation and employee medical insurance. Each program has individual loss and overall program stop-loss insurance coverage. We generally are self-insured for losses and liabilities primarily related to vehicle liability and general liability claims. We utilize commercial insurance as a risk mitigation strategy with respect to catastrophic losses. Ultimate losses will be accrued based on estimates of the aggregate liability for claims incurred using assumptions followed in the insurance industry. Such self-insurance accruals will likely include claims for which the ultimate losses will be settled over a period of years. Such accruals also are affected by changes in the number of new claims incurred and claim severity; hence, the self-insurance accruals will be based on estimates. While we believe our estimates will be adequate, the ultimate claims may be in excess of or less than the amounts provided by such estimates. In most cases these claims are fully collateralized by us in the form of cash deposits and/or letters of credit.

Accounts Receivable and Allowance for Doubtful Accounts. Accounts receivable are stated at the amounts management expects to collect. An allowance for doubtful accounts is recorded based on combination of historical collection experience, aging analysis and information on specific accounts. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Long-Lived Assets. Any tangible assets we acquire pursuant to the consummation of an acquisition will need to be evaluated post acquisition, in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Accounting.” Tangible assets that also have a carrying value of less than fair market value will incur a step up in basis to fair market value. We follow the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. We review long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. In the future, we will perform our annual impairment test during our fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

Revenue Recognition.

Air and Ocean Freight Services. Revenue is recognized at the time of shipment.

Customs Brokerage. Revenue is recognized when the necessary documentation for customs clearance has been completed. This revenue is generated by the fees charged for providing customs brokerage services, as well as the fees charged for the disbursements made on behalf of a customer. Customs brokerage revenue is included in air and ocean freight services.

Logistics Services. Revenue for warehouse and distribution services is recognized at the time of receipt or at the time of shipment based on services provided. Storage charges are recognized on a monthly basis. Revenue for domestic transportation services is recognized at the time of cargo receipt.

Derivatives.

We issued warrants and convertible notes that contain embedded derivatives that require separate valuation. We, with the assistance of a third-party, estimate the fair value of our derivatives using available market information and appropriate valuation methodologies. These derivatives derive their value primarily based on changes in the price and volatility of our common stock. Changes in the estimated fair value of the embedded derivatives could have a material effect on our results of operations. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts, if any, that we may eventually pay to settle these embedded derivatives. We recognize these derivatives as liabilities in our balance sheet, measures them at their estimated fair value and recognizes changes in their estimated fair value in their results of operation in the period of change.

Stock-Based Incentive Plans

SFAS No. 123R “Share-Based Payments” requires all share-based payments to employees and non-employee directors, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R, in accounting for share-based compensation granted under the 2006 Equity Incentive Plan. For stock options settled in stock, compensation is measured on the grant date using valuation models. For restricted stock units (“RSU”) and performance stock awards (“PSA”) settled in stock, compensation expense is measured on the grant date using the fair values of the Company’s common stock. Compensation expense is recognized for each separately vesting portion of the award as it is vested. For stock appreciation rights (“SAR’s”) settled in stock, compensation expense is initially measured on the grant date using a valuation model. For cash settled options and SARs, compensation expense is recorded over the vesting period and changes in the fair value between the date of grant and through when the cash settled options and SARs are exercised are recognized as compensation expense. For the PSA’s, every reporting period until vesting, the cash settled portion is revalued using valuation models and the stock settled portion is adjusted for any change in the number of shares expected to be issued based on the performance criteria. Any change in fair value is recognized as compensation expense.

Financial Instruments

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, senior debt (senior credit facility) and convertible debt (notes from note financing) are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates.

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business that will require substantial future payments. The following table illustrates the contractual obligations of the operating companies as of December 31, 2006:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term-debt	$54,000,000	$5,000,000	$16,000,000	$33,000,000	$—

Interest on long-term debt	$18,458,000	$5,250,000	$8,400,000	$4,808,000	$—

Capital leases	$1,646,000	$801,449	$844,551	$—	$—

Interest on capital leases	$151,335	$71,510	$79,825	$—	$—

Operating leases	$66,070,000	$16,720,000	$25,382,000	$17,773,000	$6,195,000

Purchase Obligations	$—	$—	$—	$—	$—

Other long-term liabilities	$75,633,906	$—	$—	$75,633,906	$—

	$215,959,241	$27,842,959	$50,706,376	$131,214,906	$6,195,000

Senior Secured Credit Facility

On November 8, 2006, as part of the financing for the acquisitions, we obtained a senior secured credit facility from a financial institution and certain other lenders, consisting of (i) a $10 million revolver and (ii) a $55 million term loan. Our senior secured credit facility has a five-year term and we paid a two percent up front closing fee. Revolving loans that constitute reference rate loans will bear interest at a rate per annum equal to two (2%) percent plus the greater of (i) the reference rate then in effect and (ii) six (6%) percent. Revolving loans that constitute LIBOR rate loans will bear interest at a rate per annum equal to three (3%) percent plus the greater of (i) the LIBOR rate then in effect and (ii) four (4%) percent. Term loans that constitute reference rate loans will bear interest at a rate per annum equal to the applicable margin plus the greater of (i) the reference rate then in effect and (ii) six (6%) percent. Term loans that constitute LIBOR rate loans will bear interest at a rate per annum equal to the applicable margin plus the greater of (i) the LIBOR rate then in effect and (ii) four (4%) percent. Until the agent under the senior credit facility receives our financial statements following the last day of the fourth full fiscal quarter after November 8, 2006, the applicable margin shall be equal to the greater of (i) the amount determined as set forth in the grid below based on the ratio of our Net Senior Debt to EBITDA for the immediately preceding twelve (12) month period ending as of the last day of each fiscal quarter prior thereto and (ii) four and one quarter (4.25%) percent per annum. Thereafter, on a quarterly basis, the applicable margin shall be reset based upon the following grid:

Net Senior Debt/ TTM(1) EBITDA	Applicable Margin (LIBOR Rate Loans)	Applicable Margin (Reference Rate Loans)

>3.0x	4.75%	3.75%
> 2.5x <= 3.0x	4.50%	3.50%
> 2.0x <= 2.5x	4.25%	3.25%
> 1.5x <= 2.0x	4.00%	3.00%
<= 1.5x	3.75%	2.75%

                     (1)  TTM is an abbreviation for trailing twelve months

Upon the occurrence and during the continuation of an event of default, the interest rate(s) then in effect with respect to the obligations under the senior credit facility will be increased by three percent (3%) per annum.

The revolver unused line fee equals one-half of one percent (0.50%) per annum calculated upon the amount by which the total revolving credit commitments exceeds the sum of the average daily principal balance of the outstanding revolving loans plus the average daily undrawn amount of all letters of credit for the immediately preceding month, payable monthly. The revolver includes a letter of credit line of up to an aggregate amount of $7.0 million. The letter of credit fee is three percent (3.00%) per annum on the average daily maximum amount available to be drawn under all of such letters of credit, payable monthly. We are also responsible for any additional third-party letter of credit issuer fees and/or cash collateral requirements. The servicing fee equals $25,000, payable quarterly in advance.

Our senior secured credit facility is secured by a first priority security interest in substantially all of our existing and future assets and the other borrowers party to the senior credit facility, including all of their plant property and equipment and accounts receivable, and the proceeds thereof (subject to permitted liens). In addition to the scheduled quarterly term loan principal payments, we are required to make an annual principal payment each year in an amount equal to fifty percent (50%) of excess cash flow for the immediately preceding fiscal year. Excess cash flow is generally defined as our EBITDA for the applicable period less consolidated net interest expense less the cash portion of capital expenditures made during such period less scheduled cash principal payments made on account of debt during such period less all cash prepayments on account of our senior secured credit facility (other than payments on account of revolving loans that do not permanently reduce the revolving commitments by the amount of such payment(s)) during such period less income taxes paid or accrued during such period less special incentive bonuses, earn-outs and deferred payments of purchase price for the acquisitions permitted to be consummated under the senior credit facility made during such period less any closing fee, loan servicing, unused line fee, letter of credit fee and prepayment fee paid during such period. The excess cash flow payments shall be applied to the term loan, in inverse order of maturity. Our credit facility will contain affirmative and negative covenants, and financial covenants customarily found in loan agreements for similar financings including, but not limited to, (i) a minimum earnings before interest, taxes, depreciation and amortization referred to as EBITDA covenant measured on a trailing twelve months basis, referred to as TTM, (ii) a maximum total senior debt outstanding to TTM EBITDA ratio covenant, (iii) a minimum fixed charge coverage ratio covenant, (iv) a maximum capital expenditure covenant, and (v) key man provisions with respect to members of management. An early termination fee is due if we terminate the senior credit facility for any reason (other than as described below) prior to the third anniversary of such effective date and is payable as follows: (i) two percent (2%) of the total loan commitment if we terminate the senior credit facility on or prior to the second anniversary of the effective date of the senior credit facility and (ii) one percent (1%) of the total loan commitment if we terminate the senior credit facility after the second anniversary of such effective date and on or prior to the third anniversary of such effective date. As of November 8, 2007 we may use up to $20.0 million of the cash proceeds from the issuance or sale of common equity to prepay the term loans under the senior credit facility and such prepayment will not be subject to a prepayment fee.

The deferred financing cost in connection with the senior secured credit facility amounted to approximately $6,194,000. This cost will be amortized and charged to expense over the next five years.

The loan agreement relating to our senior secured credit facility provides that, we may acquire the stock (and/or other equity interests) and/or assets of other companies provided that the following conditions are satisfied: (i) the senior agent shall have received not less than ten (10) business days’ prior written notice of the proposed acquisition and certain information related thereto; (ii) the assets acquired shall constitute assets used in, or the stock/equity interests shall be in an operating company or a division of an operating company that engages in, a line of business substantially similar, complimentary or related to the business that we are engaged in as of the date of the loan agreement; (iii) as of the date of any such acquisition and any payment in respect thereof, and after giving effect thereto, the sum of the excess availability plus the qualified cash shall have been not less than $3.0 million for each of the ten (10) consecutive business days prior to the date of such acquisition or payment and shall be not less than $3.0 million as of the date of such acquisition or payment (and after giving effect thereto); (iv) the aggregate amount of all consideration paid for all permitted acquisitions (including any earn-outs, deferred purchase price payments and special incentive bonuses to employees, officers, directors and/or sellers of the acquired business in connection with such permitted acquisition, including the value of any capital stock, warrants or other equity interests) shall not exceed $5.0 million; (v) the senior agent shall have received certain financial statements and projections with respect to the acquired business and/or company and our detailed projections through the maturity date giving pro forma effect as of the last day of the fiscal month most recently ended to such acquisition and all related transactions, demonstrating pro forma compliance with all financial covenants set forth in the loan agreement; (vi) the senior agent shall have received certain other security agreements and guarantees required under the loan agreement with respect to the acquired business and/or company; (vii) in the case of the acquisition of the capital stock of another person or entity, the board of directors (or other comparable governing body) of such other person or entity shall have duly approved such acquisition and such person or entity shall not have announced that it will oppose such acquisition or shall not have commenced any action which alleges that such acquisition will violate applicable law; and (viii) no default or event of default under the loan agreement shall exist or have occurred as of the date of such acquisition or the sale or issuance of any shares or any payment in respect thereof and after giving effect to such acquisition and all related transactions or the sale or issuance of any shares or any payment in connection therewith. We are in active discussion with our senior lenders regarding amending these covenants. See “Liquidity and Capital Resources.”

Convertible Notes and Warrants

To finance the acquisitions, Maritime Logistics entered into a securities purchase agreement with certain investors, pursuant to which the investors agreed to purchase (i) secured notes in an aggregate principal amount of $65.0 million, which notes are convertible at the option of the holder into shares of our common stock at an initial price equal to $11.00 per share (subject to adjustment) and (ii) warrants to acquire in the aggregate up to 40% of the number of shares of common stock issuable upon conversion of the notes, exercisable until the fifth anniversary of November 8, 2006 at an initial exercise price equal to $11.00 per share (subject to adjustment) referred to herein as the note financing. On November 8, 2006, after the recapitalization, we entered into a joinder agreement and pursuant to which we assumed the Maritime Logistics obligations under the securities purchase agreement and consummated the note financing.

The notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. Until the holders of the notes receive our consolidated financial statements following the last day of the fourth full fiscal quarter after November 8, 2006, the applicable margin shall be equal to the greater of (i) the amount determined as set forth in the grid below based on the ratio of Net Senior Debt to TTM EBITDA for the immediately preceding twelve (12) month period ending as of the last day of each fiscal quarter prior thereto and (ii) three and one quarter (3.25%) percent per annum. Thereafter, on a quarterly basis, the applicable margin shall be reset based upon the following grid:

Net Senior Debt/TTM EBITDA	Applicable Margin

>3.0x	3.75%
>2.5x <=3.0x	3.50%
>2.0x <=2.5x	3.25%
>1.5x <=2.0x	3.00%
<=1.5x	2.75%

The notes issued in connection with our November 8, 2006 financing provide that, after the date thereof, we may acquire the stock (or other equity interests) and/or assets of other companies provided that the following conditions are satisfied: (i) immediately prior to, and after giving effect thereto, no default or event of default under the noted shall have occurred and be continuing or would result therefrom; (ii) all applicable security agreements, pledge agreements and guarantees required under the notes with respect to the acquired business and/or company shall have been delivered; (iii) we are in compliance with the financial covenants set forth in the notes on a pro forma basis after giving effect to such acquisition as of the last day of the fiscal quarter most recently ended; (iv) the cash consideration for any such acquisition (excluding therefrom earnouts, deferred purchase price payments, special incentive bonuses and subordinated indebtedness derived or arising in connection therewith) shall not exceed the amount of notes then available in respect of the permitted indebtedness under the notes plus our cash and cash equivalents on hand provided that we must have at least $2.5 million of cash and cash equivalents on hand and/or availability under our senior credit facility after giving effect to the applicable permitted acquisition; and (v) the assets acquired shall constitute assets used in, or the stock/equity interests acquired shall be in an operating company or a division of an operating company that engages in, a line of business substantially similar, complimentary or related to the business that we are engaged in as of the date of the notes.

The notes also provide that our contingent indebtedness arising pursuant to earn-outs and/or deferred purchase price payments under any permitted acquisition(s) consummated after the date thereof shall not exceed $30 million in the aggregate. Additionally, the notes provide that we may incur contingent indebtedness in the form of special incentive bonuses to employees, directors and/or officers and/or to sellers of assets and/or equity interests, in each case, in connection with any permitted acquisitions consummated, provided that the sum of (a) the aggregate amount of payments in respect of such indebtedness to employees, directors and/or officers and/or to such sellers, plus (b) the aggregate amount of cash consideration paid in respect of all permitted acquisitions (excluding earnouts and deferred purchase price payments) other than from the proceeds of the common stock financing which we completed in November 2006 and any other cash on hand, shall not exceed in the aggregate for (a) and (b), $7.5 million. We are in active discussions with our Noteholders regarding amending these covenants. See “Liquidity and Capital Resources.”

A holder may require us to redeem the notes upon an event of default or upon a change of control, in each case at a premium over the principal amount of the notes being redeemed. The premium in the event of a default is the greater of (x) the product of (i) the conversion amount to be redeemed together with accrued interest and unpaid interest and late charges, if any are accrued up to and including the conversion date, in respect of such conversion amount, and (ii) the Redemption Premium, as defined (ranging from 100% to 120%), or, (y) the product of (a) the closing sale price of the common stock on the date immediately preceeding such event of default multiplied by (b) the number of shares of common stock into which the amount set forth in clause (x) would have converted. The premium in the event of a change of control is equal to the product of the amount of principal being redeemed multiplied by the greater of (a) the quotient of the closing sale price of our common stock immediately prior to the announcement of the change of control divided by the conversion price and (b) 120% in the first 18 months, 115% in the period from 18 to 42 months and 110% thereafter. We may redeem all or any portion of the notes after the third anniversary of the issuance of the notes, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days ending and certain other conditions are satisfied. If we redeem the notes, we must pay the principal and accrued interest through the date of redemption.

The indebtedness evidenced by the notes is secured indebtedness, and is subordinate to our senior debt financing. As security for our obligations under the notes, we and certain of our subsidiaries executed a security agreement, pursuant to which we and such subsidiaries granted a security interest in substantially all of their assets to the collateral agent for the benefit of the holders of the notes (which liens are subordinate to the liens that secure the senior debt financing).

The warrants issued in connection with the notes also provide for a cash payment in the event of a change of control equal to the Black-Scholes value of the unexercised portion of the warrant which may result in a significant cash payment to the holders of the warrants.

We recorded deferred financing costs of approximately $6.1 million, including expenses in connection with this note financing. In addition, based upon lattice models utilizing discount cash flows and Black-Scholes valuation, we recorded issuance costs of approximately $1.4 million, in connection with the warrants issued to the placement agent. These costs will be amortized and charged to expense over the next five years.

We also entered into a registration rights agreement with the buyers, whereby we agree to provide certain registration rights with respect to the common stock underlying the notes and warrants and the shares held by management and the security holders of Aerobic prior to the merger under the Securities Act of 1933 and the rules and regulations promulgated thereunder. If we do not satisfy our obligations under the registration rights agreement, we are obligated to pay the holders of the notes and warrants substantial penalty payments. See “Registration Rights Agreement.”

Contingent Payments

The following table summarizes our estimated contingent based earn-out payments for the next five fiscal years indicated based on achievement of certain earn-out targets (in thousands):

	Fiscal Year Ended December 31,

	2007	2008	2009	2010	2011	Total

Earn-out payments:

TUG(1)	$1,483	$1,483	$1,483	$1,483	$—	$5,932
SeaMaster(2)	1,300	2,275	3,575	3,575	3,575	14,300
TUG New York Bonus (3)	60	70	81	90	102	403
TUG Los Angeles and Miami Bonus (3)	112	120	135	143	145	655
SeaMaster Bonus (3)	550	550	550	550	550	2,750

Total	$3,505	$4,498	$5,824	$5,841	$4,372	$24,040

Earn-out targets(4)

TUG	2,200	2,420	2,660	2,930	—	10,210
SeaMaster	2,000	5,500	5,500	5,500	5,500	22,000

Combined earn-outs targets for TUG and SeaMaster	$4,200	$7,920	$8,160	$8,430	$5,500	$32,210

Earn-outs for TUG and SeaMaster as a percentage of target	66.3%	63.5%	62.0%	60.0%	65.0%	62.8%

Notes:

(1)

The TUG earn-outs are contractual commitments based upon agreed EBITDA targets. The earn-out payments set out above are projected payments based upon estimates by TUG. In addition, there are contingent earn-out payments based upon achievement of EBITDA above the targets. If EBITDA targets are not met, the earn-out payments will be less than those set forth above.

(2)

The SeaMaster earn-outs are contractual commitments based on a payment of 65% of projected EBITDA in year one, two and three. The earn-out payments set out above are projected payments based upon estimates by SeaMaster. Actual payments may vary and depend on the actual EBITDA generated by SeaMaster, during years one, two and three, as defined in the SeaMaster acquisition agreement. After year three, the SeaMaster enterprise value will be determined based upon the average of the first three years EBITDA, multiplied by six. Any payments made from inception, and the value of the shares owned by the selling stockholder of SeaMaster valued at the fair market value at end of year three, will be deducted from the enterprise value calculated above. Any remaining balance due, if any, will be paid in cash in years four and five, subject to SeaMaster using its best efforts to maintain the year three EBITDA level. If the three year average EBITDA of SeaMaster, pursuant to the terms of the SeaMaster acquisition agreement, is greater than $3.67 million, than the total SeaMaster earn-out payment will exceed the amounts set out above.

(3)	The contingent bonus payments to certain of our key employees are based on EBITDA targets set forth in three separate bonus agreements with these employees. Pursuant to the agreements, Mr.

Wu and Lee, two of our key employees, are entitled to payments subject to the TUG and SeaMaster businesses achieving certain EBITDA targets established in the agreements. The TUG New York bonus is based on targets of the business which, prior to our acquisition of TUG, was conducted by TUG New York, Inc. The equivalent payments for the TUG Los Angeles and Miami bonus is based on EBITDA targets of the business which, prior to our acquisition of TUG, was conducted by TUG Logistics, Inc. (Los Angeles) and TUG Logistics (Miami), Inc. and the SeaMaster China Bonus is based on the targets set forth in the SeaMaster acquisition agreement. In addition, Mr. Wu and Mr. Lee are entitled, under the Miami and Los Angeles Bonus Agreement to receive an additional $0.20 for each dollar by which the EBITDA target is exceeded up to an EBITDA target of $200,000 and thereafter an additional $0.30 for each dollar by which the EBITDA target is exceeded up to a maximum EBITDA cap. Mr. Wu and Mr. Lee are also entitled to receive an additional payment of $0.30 for each dollar by which the EBITDA target is exceeded under the New York bonus agreement. The EBITDA targets (i) for the TUG New York Bonus payments are $500,000, $535,000, $570,000, $600,000 and $640,000 in each of the years, (ii) for the TUG Los Angeles and Miami bonus payments $2.2 million, $2.24 million, $2.66 million, $2.93 million and $3.22 million in each of the years, and (iii) for the SeaMaster bonus payments, $3.67 million in each of the years.

(4)	Does not indicate bonus targets for the TUG New York Bonus, TUG Los Angeles and Miami or SeaMaster/TUG China bonus payment.

In the event we undergo a change in control, the selling shareholders of TUG will receive their estimated unrealized earn-out payments of approximately $15.5 million in cash and stock and a pro rata amount thereof if the change in control occurs prior to November 8, 2009.

In the event we undergo change in control, the principal selling shareholder of SeaMaster will receive its unrealized earn-out payment (up to approximately $22.5 million less any prior earn-out payments) provided, that, if the change in control occurs within 3 years of the date of consummation of the acquisition, it shall receive six times the three year average EBITDA (as defined in the SeaMaster stock acquisition agreement) of SeaMaster, less any prior earn-out payments.

Change of control payments related to the financings

The premiums and payments to the holders of the notes and warrants issued in financings on any change of control will substantially reduce the amount of proceeds available for distribution to our security holders in connection with a change of control.

A holder of our notes may require us to redeem its note upon an event of default or upon a change of control, in each case at a premium over the principal amount of the notes being redeemed. This premium in the event of a change of control is equal to the product of the amount of principal (currently $65 million) being redeemed multiplied by the greater of (a) the quotient of the closing sale price of our common stock immediately prior to the announcement of the change of control divided by the conversion price (currently $11.00 per share) and (b) 120% in the first 18 months, 115% in the period from 18 to 42 months and 110% thereafter. We may redeem all or any portion of the notes after the third anniversary of the issuance of the notes, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days ending and certain other conditions are satisfied. If we redeem the notes, we must pay the principal and accrued interest through the date of redemption.

The warrants issued in connection with the note financing and common stock financing (including those issued to the placement agent) also provide for a cash payment in the event of a change of control equal to the Black-Scholes value of the unexercised portion of the warrant which may result in a significant cash payment to the holders of the warrants. The provisions regarding the change of control are incorporated in our estimates of fair value of derivative instruments as stated on our pro forma Balance Sheet. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Payments related to the Severance Benefit Plan

Our executive compensation program provides for potentially substantial payments to our executives and key employees in connection with a change of control. These payments substantially will reduce the amount of proceeds available for distribution to our security holders in connection with a change of control.

In the event an executive’s employment is terminated in connection with a change in control, then the officer is entitled to the 24 months of base salary continuation payable in a lump sum and outplacement services in an amount not to exceed $10,500. In addition, we are obligated to maintain the officer’s perquisites and benefits for a period of 2 years. A termination is deemed to be in connection with a change in control if it occurs on the date of the change in control or within the 2 years following the change in control. Mr. O’Neill, the President of our subsidiary FMI, will receive the greater of the benefit described under the Severance Benefit Plan or 2 times his base salary for 24 months. Our CEO and four most highly compensated officers also are entitled, if eligible for severance benefits, to $7,500 per year of employment in lieu of any amounts forfeited under our 401(k) plan. See “Executive Compensation.”

Change of control payments related to founder agreements

We have agreed to pay certain founders of our subsidiary Maritime Logistics a cash payment, if a change of control that our board has not approved occurs prior to November 8, 2011. The cash payment is equal to the product of the amount by which the sale price of the common stock in the change of control exceeds $10.00 multiplied by the number of shares of stock held by such founder. Messrs. Agresti, Shahbazian, Dombalis and Knight are entitled to a cash payment within 10 days of the occurrence of a change of control. Assuming that the sales price of our common stock in a change in control was between $8 and $12 Mr. Agresti would receive between $0-$560,000; Mr. Shahbazian would receive between $0-$252,000; Mr. Dombalis would receive between $0-$441,000; and Mr. Knight would receive between $0-$441,000. In total these payments to our CEO and named executive officers would be between $0 or $1,694,000 in the event of a change of control with a sales price of our common stock between $8 and $12. These payments will substantially reduce the amount of proceeds available for distribution to our security holders in connection with a change of control.

Compensation Payment Due Under Our Management Incentive Plan

As described in greater detail in the Executive Compensation Section herein, our CEO and other named executive officers are entitled to payments under our management incentive plan subject to our achievement of certain EBITDA targets established by our compensation committee. If the threshold EBITDA target is not achieved, then no annual bonus will be paid. If we achieve our threshold or maximum EBITDA targets for fiscal year 2007, Mr. Agresti is entitled to a minimum annual bonus of $175,000 or maximum annual bonus of $1,575,000; Mr. Shahbazian to $112,000 or $1,037,500; Mr. O’Neill to $135,000 or $1,245,000; Mr. Dombalis to $87,500 or $787,500; and Mr. Knight to $87,500 or $787,500. In total these payments would be $597,000 to our CEO and named executive officers in the event we achieved 80% of our EBITDA target. If we achieved our maximum EBITDA target, then in total the annual payments to our CEO and named executive officers would be $5,432,500.

Under the terms of the long-term incentive plan component of the management incentive plan there are three-year performance periods that provide that if the EBITDA for the last year of the performance period exceeds the EBITDA target for the first year by at least 33%, then a cash bonus will be paid to our CEO and named executive officers. The first performance period is fiscal year 2007 through fiscal year 2009 and the second performance period is 2008 through 2010. If the EBITDA target is exceeded, then our CEO and each named executive officer shall be paid a bonus equal to 1.5 times their respective base salary earned during the first year of the performance period, 2007 and 2008 respectively. For example, if the 2009 EBITDA exceeds the 2007 target EBITDA by 33% or more, then Mr. Agresti will be paid $525,000; Mr. Shahbazian will be paid $375,000; Mr. O’Neill will be paid $450,000; Mr. Dombalis will be paid $375,000 and Mr. Knight will be paid $375,000 for aggregate payments of $2.1 million. The EBITDA targets for Mr. O’Neill are based upon the EBITDA for FMI. In total these payments would be $2,100,000 to our CEO and named executive officers in the event the target EBITDA is achieved.

Equity Incentive Awards.

We issued options to purchase 1,175,000 shares of common stock, 667,000 stock appreciation rights (SARs) and 233,500 shares of restricted stock under our 2006 Equity Incentive Plan. These options and SARs were granted with an exercise price equal to $10 per share. The options have a 5-year term and vest in equal annual installments over a two-year period. The restricted shares have a 3-year option and vest 50% in the second year and fully vesting in the third year. The vesting of these options and restricted shares will result in charges to our operations, which may be substantial.

The 2006 Equity Incentive Plan is administered by our Board of Directors who is authorized to grant incentive stock options, non-qualified stock options, SARs, performance shares, restricted stock, restricted stock units, performance shares and other common stock-based awards to our executive officers.

Registration rights penalties

We are required to make payments to purchasers (including the placement agent) who are parties to the registration rights agreements as liquidated damages (adjusted proportionally for a portion thereof) if any of the following events occurs and during the period such event is continuing:

(a) The registration statement is not declared effective by the Securities and Exchange Commission on or before the 90th day after November 8, 2006 (or the 150th day after November 8, 2006 if the registration statement is subject to review by the Securities and Exchange Commission);

(b) After the effective date of the registration, a registration statement ceases for any reason to remain continuously effective as to all registrable securities for which it is required to be effective, or the holders are otherwise not permitted to utilize the prospectus therein to resell such registrable securities, for more than 10 consecutive calendar days or more than an aggregate of 20 calendar days during any 10-month period (which need not be consecutive calendar days) except during any period when we are diligently pursuing the effectiveness of an amendment to a registration statement.

Such payment shall be equal a percentage of the aggregate amount invested as follows: one percent (1%), prorated for the first 30 days after any of the above events, and two percent (2%) prorated each thirty day period thereafter subject to a 10% aggregate limit. One percent of the aggregate amount invested in the financings is approximately $984,000.

We have previously incurred and paid aggregate penalties of approximately $98,400 based upon our failure to file this registration statement within sixty days after November 8, 2006. Our registration statement on Form S-1 which we filed with the Securities and Exchange Commission on January 12, 2007 is subject to review by the Securities and Exchange Commission and has not yet been declared effective. We thus started incurring additional penalties at a rate of $32,800 per day as of April 8, 2007. As of May 8, 2007, the daily penalties will increase to $65,000. Under the registration rights agreement, we are required to pay the penalty on the earlier of three days from the date we cure the default or the last day of the calendar month during which the penalties are incurred.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated results of operations, financial position and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

SFAS No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Statement Misstatements”. Due to diversity in practice among registrants, the SEC staff in No.108 expresses its views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The Company will be required to adopt SAB No.108 in fiscal 2007 but does not believe it will have a material impact on its consolidated results of operations, financial position, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after

November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements. The Company is currently evaluating the impact SFAS 159 will have on its results of operations, financial position and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates.

We are exposed to changes in interest rates as a result of our financial activities with respect to our borrowings under the senior credit facility and the notes issued in the note financing. Borrowings under these credit agreements bear interest at variable rates based on a LIBOR margin pricing grid adjusted quarterly, based on our leverage ratio. A 1% change in interest rates would increase our interest expense by $1.3 million per year.

We have a $65 million senior credit facility consisting of (i) a $10 million revolver and (ii) a $55 million term loan. The senior credit facility has a five-year term. The senior credit facility bears interest at the rate set forth in the table shown in the “Senior Credit Facility” section of this registration statement.

Additionally, we raised funds through a private placement of notes in an aggregate principal amount of $65 million and warrants. The notes are convertible at the option of the holder into shares of common stock at a price of $ 11.00 per share, subject to adjustment. The notes mature on the fifth anniversary of their issuance and bear interest at the interest rate set forth in the table shown in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Convertible Notes and Warrants” section of this registration statement. The principal amount of the notes does not amortize during the life of the notes, but is subject to a balloon payment at the end of the term should the notes not be in converted into common stock during this period. The warrants are exercisable for shares of common stock at an exercise price of $11.00 per share, subject to adjustment.

Foreign Currency Exposure.

Our worldwide operations will necessitate that we deal with a multitude of currencies other than the U.S. dollar. This results in our potentially being exposed to the inherent risks of the international currency markets and governmental interference. Some of the countries where we maintain offices and/or agency relationships have strict currency control regulations which influence our ability to hedge foreign currency exposure. We plan to try to compensate for these exposures by accelerating international currency settlements among our offices or agents. We may enter into foreign currency hedging transactions only in limited locations where there are regulatory or commercial limitations on our ability to move money freely around the world. We currently have no foreign currency derivatives outstanding, and have no significant funds subject to foreign exchange controls.

Customer Concentration

We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s credit worthiness, or other matters affecting the collectibility of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. At December 31, 2006, approximately 11% of accounts receivable were due from one customer. For the period from February 6, 2006 (date of inception) to December 31, 2006, from January 1, 2006 to October 31, 2006, and for the years ended December 31, 2005 and 2004, approximately 11% of consolidated revenue was generated from Jones Apparel Group, Inc.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Summit Global Logistics, Inc.

We have audited the accompanying consolidated balance sheet of Summit Global Logistics, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the period February 6, 2006 (date of inception) to December 31, 2006. Our audit also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Summit Global Logistics, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the period February 6, 2006 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relations to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth thereon.

As discussed in Note 2 to the consolidated financial statements, the Company’s adopted, the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”, effective February 6, 2006.

/s/
New York, New York
April 16, 2007

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED AND COMBINED BALANCE SHEETS

	CONSOLIDATED December 31,	COMBINED PREDECESSOR (UNAUDITED) December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $4,038,081 in 2006	$15,767,809	$3,058,726
Accounts receivable, net of allowance for doubtful accounts of $612,612 and $796,888 as of December 31, 2006 and 2005, respectively	25,720,420	21,511,999
Current portion of notes receivable, related parties	—	87,620
Prepaid expenses and other current assets	5,126,412	2,232,916
Deferred tax asset	77,489	—

Total current assets	46,692,130	26,891,261

Property and equipment - at cost, net of accumulated depreciation and amortization	10,372,820	6,919,533
Notes receivable, related parties	—	115,020
Deferred financing costs, net of accumulated amortization	13,323,581	1,376,321
Intangible assets, net	41,731,666	19,960,796
Goodwill	94,081,276	56,227,552
Security deposits and other assets	1,091,722	579,208

Total assets	$207,293,195	$112,069,691

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED AND COMBINED BALANCE SHEETS (CONTINUED)

	CONSOLIDATED December 31, 2006	COMBINED PREDECESSOR (UNAUDITED) December 31, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,336,863	$12,075,356
Current portion of senior secured credit facility	5,000,000	—
Current portion of long-term debt and capital lease obligations	801,449	4,615,359
Due to related parties	843,705	—
Accrued facility shutdown and deferred rent	—	365,713
Loan payable, banks	—	420,000

Total current liabilities	25,982,017	17,476,428

Long-term liabilities:
Senior secured credit facility	49,000,000	—
Convertible notes	41,485,758	—
Fair value of derivative instruments	32,148,148	—
Long-term debt and capital lease obligations	844,551	49,607,894
Deferred rent	—	1,980,027
Deferred tax liabilities	11,162,321	—
Loan payable, related party	2,000,000	692,817

Total long-term liabililities	136,640,778	52,280,738

Total liabilities	162,622,795	69,757,166

Stockholders’ equity:
Common stock, par value $0.001 per share 99,000,000 authorized shares shares issued and outstanding - 7,594,964 shares	7,595	790,100
Additional paid-in capital	45,509,334	—
Subscriptions receivable	(10,233)	—
Members’ capital	—	27,924,490
Senior equity	—	18,000,000
Accumulated deficit	(836,296)	(4,402,065)

	44,670,400	42,312,525

Total liabilities and stockholders’ equity	$207,293,195	$112,069,691

See accompanying notes to the consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	CONSOLIDATED February 6, 2006 (date of inception) to December 31, 2006	COMBINED PREDECESSOR (UNAUDITED) January 1, 2006 to October 31, 2006	COMBINED PREDECESSOR (UNAUDITED) Year ended December 31, 2005	COMBINED PREDECESSOR (UNAUDITED) Year ended December 31, 2004

Revenues:
Air and ocean freight services	$21,721,191	$75,829,597	$77,720,373	$68,269,765
Logistics services	17,716,789	95,930,960	117,857,364	98,317,940

Total revenues	39,437,980	171,760,557	195,577,737	166,587,705

Direct expenses:
Air and ocean freight services	19,081,844	68,694,956	69,291,709	61,451,350
Logistics services	13,818,724	73,690,665	91,413,970	78,960,727

Total direct expenses	32,900,568	142,385,621	160,705,679	140,412,077

Revenues less direct expenses	6,537,412	29,374,936	34,872,058	26,175,628

Operating expenses:
General and administrative expense	4,442,602	14,741,110	16,950,852	13,812,255
Depreciation and amortization	1,195,963	3,978,525	5,512,636	5,661,985
Facility shutdown and other costs	—	422,622	641,480	2,182,537
Gain on disposition of property and equipment	—	(9,880)	(3,000)	(39,801)

Total operating expenses	5,638,565	19,132,377	23,101,968	21,616,976

Income before interest income (expense) and
income tax (benefit) provision	898,847	10,242,559	11,770,090	4,558,652

Interest income	87,043	35,379	19,974	2,244
Interest, finance charges and bank fees	(2,229,184)	(4,975,173)	(7,383,134)	(6,467,109)

(Loss) income before income tax (benefit) provision	(1,243,294)	5,302,765	4,406,930	(1,906,213)

Income tax (benefit) provision	(406,998)	383,296	453,799	494,479

Net (loss) income	$(836,296)	$4,919,469	$3,953,131	$(2,400,692)

(Loss) earnings per common share:
Basic	$(0.11)	$0.65	$0.52	$(0.32)
Diluted	$(0.11)	$0.25	$0.20	$(0.32)

See accompanying notes to the consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 6, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	Common stock		Additional paid-in capital

	Shares	Amount		Subscription Receivable		Accumulated Deficit		Total

Common shares issued - $.01 par value;
1,000,000 shares authorized	1,000,000	$10,000	$412,000	$		$		$422,000

Recapitalization and reverse merger:
Conversion of common shares	(1,000,000)	(10,000)	(412,000)					(422,000)
Common shares issued - $.001 par value; 100,000,000 shares authorized	246,000	246	1,790,634					1,790,880
Common stock issued in connection with the private placement	3,346,950	3,347	33,466,153		(10,000)			33,459,500
Restricted common shares issued to the shareholders of Maritime Logistics US Holdings. Inc.	1,451,000	1,451	6,934,329					6,935,780

Acquisitions:
Restricted common shares issued to acquire Seamaster Logistics (Holding) Limited	450,000	450	2,150,550					2,151,000
Common shares issued to acquire FMI Holdco I LLC and Subsidiary	561,660	562	4,088,323					4,088,885
Restricted common shares issued to acquire FMI Holdco I LLC and Subsidiary	755,840	756	3,612,159					3,612,915
Restricted common shares issued and held in escrow granted to FMI employees and Tug employee	233,500	233			(233)			—
Restricted common shares issued to acquire TUG Logistics Inc. and Affiliates	550,000	550	2,628,450					2,629,000
Fractional shares issued	14		—					—

Transaction cost of the equity raise			(1,800,000)					(1,800,000)

Fair value adjustment for warrants issued			(7,361,264)					(7,361,264)

Net loss			—				(836,296)	(836,296)

December 31, 2006	7,594,964	$7,595	$45,509,334		$(10,233)		$(836,296)	$44,670,400

See accompanying notes to the consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	CONSOLIDATED February 6, 2006 (date of inception) December 31, 2006	COMBINED PREDECESSOR (UNAUDITED) January 1, 2006 to October 31, 2006	COMBINED PREDECESSOR (UNAUDITED) Year ended December 31, 2005	COMBINED PREDECESSOR (UNAUDITED) Year ended December 31, 2004

Cash flows from operating activities:
Net (loss) income	$(836,296)	$4,919,469	$3,953,131	$(2,400,692)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	612,612	413,568	255,615	142,000
Depreciation and amortization	327,629	1,595,752	2,528,729	2,594,260
Amortization of deferred financing costs	465,592	—	—	—
Amortization of intangible assets	868,334	2,382,773	3,020,859	3,067,725
Amortization of discount on convertible debt	617,666	—	—	—
Provision for facility shut down	—	—		1,989,422
Deferred income taxes	(448,804)	(9,880)	—	—
(Gain) loss on disposition - property and equipment	—	—	(3,000)	153,314
Deferred rent	—	(275,507)	—	—
Gain on disposition of property and equipment	—	—
Write-off of debt issuance costs	—	—	1,123,535	—
Gain on derivative instruments	(773,697)	—	—	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(9,433,493)	(3,960,015)	(4,229,683)	(3,076,239)
Prepaid expenses and other current assets	(2,424,536)	(867,741)	92,256	(1,169,671)
Accounts payable and accrued expenses	11,138,978	2,791,824	31,013	2,581,396

Net cash provided by operating activities:	113,985	6,990,243	6,772,455	3,881,515

Cash flows from investing activities:
Acquisition of AmeRussia Shipping Co. Inc.	(861,650)	—	—	—
Acquisition of FMI Holdco I LLC and Subsidiary	(118,000,000)	—	—	—
Acquisition of TUG Logistics Inc. and Affiliates	(4,375,000)	—	—	—
Cash included in acquisition of subsidiaries	2,895,191	—	—	—
Long-term debt proceeds and cash used to fund acquisition		—	—	(575,134)
Notes receivable, related parties	—	115,474	(137,640)	(65,000)
Purchase of property, plant and equipment	(395,793)	(889,343)	(1,517,731)	(2,597,698)
Proceeds from disposal of property, plant and equipment	—	9,880	3,000	44,073
Transaction costs	(4,121,330)
Security deposits and other assets	(300,719)	—	—	—

Net cash used in investing activities	(125,159,301)	(763,989)	(1,652,371)	(3,193,759)

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)

	CONSOLIDATED February 6, 2006 (date of inception) December 31, 2006	COMBINED PREDECESSOR (UNAUDITED) January 1, 2006 to October 31, 2006	COMBINED PREDECESSOR (UNAUDITED) Year ended December 31, 2005	COMBINED PREDECESSOR (UNAUDITED) Year ended December 31, 2004

Cash flows from financing activities:
Proceeds from issuance of common stock - private placement	$33,459,500	$—	$—	$—
Proceeds from borrowings under the senior secured credit facility	55,000,000	—	—	—
Proceeds from issuance of convertible notes	65,000,000	—	—	—
Net (repayment of) proceeds from revolving line of credit	—	—	(5,935,000)	4,435,000
Proceeds from long-term debt and capital lease obligations	—	—	35,000,000	713,699
Proceeds from loan payable, related party	2,514,125	—	—	240,000
Equity contributions	—	200,000	1,000,000	422,430
Proceeds from loans payable, others	—	817	4,519	300,481
Proceeds from sale-leaseback transaction	—	—	—	2,125,696
Transaction costs	(1,800,000)	—	—	—
Debt issuance cost	(12,360,500)	(63,296)	(1,689,866)	—
Repayment of debt	(1,000,000)	(4,353,428)	(31,897,777)	(6,184,860)
Dividends paid/distributions to members	—	(873,177)	(1,816,000)	(2,539,033)

Net cash provided by (used in) financing activities	140,813,125	(5,089,084)	(5,334,124)	(486,587)

Net increase (decrease) in cash and cash equivalents	15,767,809	1,137,170	(214,040)	201,169
Cash and cash equivalents, beginning of period	—	3,058,726	3,272,766	3,071,597

Cash and cash equivalents, end of period	$15,767,809	$4,195,896	$3,058,726	$3,272,766

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$343,667	$4,854,657	$43,759	$10,951
Income taxes	12,798	110,961	23,972	65,281
Noncash investing and financing activities:
Common stock issued to acquire:
Seamaster Logistics Inc. and Subsidiary	$2,151,000	$—	$—	$—
FMI Holdco I LLC and Subsidiary	7,701,800	—	—	—
TUG Logistics Inc. and Affiliates	2,629,000	—	—	—
Aerobic Creations Inc.	1,790,880	—	—	—
Common stock issued to Maritime US Holdings, Inc. shareholders	6,935,780	—	—	—
Fair value of derivative instruments	32,921,845	—	—	—
Property and equipment acquired under capital lease	50,342	26,000	—	46,318

See accompanying notes to the consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	GENERAL

History and Nature of the Business

Maritime Logistics US Holdings, Inc. (“MLI”) was formed on February 6, 2006 in the State of New Jersey. MLI owns and manages various corporations that provide worldwide marine and inland transportation and logistics services. MLI, through one of its wholly-owned subsidiaries, possesses an ocean transportation intermediary license issued by the United States Federal Maritime Commission, pursuant to the Shipping Act of 1984, as a “Non-Vessel-Operating Common Carrier” (“NVOCC”). MLI is headquartered in Kenilworth, New Jersey.

TUG USA, Inc., formerly Dolphin US Logistics Inc., a wholly-owned subsidiary of MLI, was formed in February 2006 in the State of New Jersey.

Summit Logistic International Inc. (“Summit”) and AMR Investments Inc. (“AMR”), wholly-owned subsidiaries of MLI, were formed in February 2006 in the State of New Jersey. They provide worldwide marine and inland transportation and logistics services.

Effective May 1, 2006, AMR purchased 100% of the outstanding shares of AmeRussia Shipping Co. Inc., a Delaware corporation, and its affiliate, AmeRussia Ltd., a Russian corporation (collectively, “AmeRussia”). They provide international transportation services.

Seamaster Logistics Inc. (“SLI”), a wholly-owned subsidiary of MLI, was formed in August 2006 in the State of Delaware. SLI is licensed in the United States as an ocean transportation intermediary.

On September 28, 2006, SLI purchased the entire issued capital of Seamaster Logistics (Holding) Limited (“SLHL”). SLHL is a Hong Kong/China-based, asset-light, ocean transportation intermediary and logistics provider with offices in Hong Kong and an exclusive agency network in China. Subsequent to December 31, 2006, Seamaster Logistics (Shanghai) Ltd. was formed as a wholly-owned subsidiary of SLHL to expand the logistics business in China.

On November 8, 2006 (effective November 1, 2006), MLI merged with a wholly-owned subsidiary of Aerobic Creations, Inc. (“Aerobic”) pursuant to an agreement and plan of merger. The merger is treated as a recapitalization for financial accounting purposes. Accounting principles generally accepted in the United States of America generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. MLI is treated as the acquirer for accounting purposes, whereas Aerobic is treated as the acquirer for legal purposes. The Board of Directors and more than a majority of the stockholders approved a one for approximately 11.226 share reverse stock split of Aerobic’s issued and outstanding stock. The Board of Directors also agreed to amend the certificate of incorporation to, among other things, change the corporate name and approve certain benefit plans and employment agreements. On February 20, 2007, the Aerobic changed its name to Summit Global Logistics, Inc.

Immediately following the merger and recapitalization, MLI acquired (i) all of the equity interests of FMI Holdco I LLC, and its parent company FMI Blocker, Inc.; and (ii) the principal assets of the TUG Logistics group of companies including TUG Logistics, Inc. (“LAX”), TUG Logistics (Miami) Inc., and Glare Logistics, Inc. and all of the equity interests of Clare Freight Los Angeles Inc. and TUG New York, Inc. FMI Blocker Inc. was simply a pass through entity

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

with no assets other than its controlling interest in FMI Holdco I LLC, and was immediately dissolved after the acquisition.

FMI Holdco I LLC and its wholly-owned subsidiary, FMI International LLC, are based in New Jersey and were founded in 1979. FMI International LLC’s wholly-owned subsidiaries are FMI Express Corp., FMI Trucking, Inc., FMI International Corp., FMI International Corp. (West), and Fashion Marketing, Inc. Collectively, these companies are referred to as “FMI”. FMI is a full-service logistics and supply chain management service provider to the retail industry. FMI offers ocean and air freight forwarding; local trucking services in the New York and Los Angeles metropolitan markets; line haul truck load services throughout the continental 48 states of the United States of America; and warehousing, consolidation, distribution and marketing services in the New York, Los Angeles and Miami markets.

TUG USA, Inc. which acquired the assets of the TUG Logistics group of companies and all of the equity interests of Clare Freight Los Angeles Inc. and TUG New York, Inc. (collectively “TUG”) operates as a non-asset based ocean transportation intermediary focused on imports and exports between the United States and Asia. TUG provides logistics services through its subsidiaries in the United States. TUG provides ocean, air, supply chain logistics, warehouse and distribution and customs brokerage services to its customers, as well as a full range of ocean transportation intermediary services, forwarding containers between Asia and the United States using multiple carriers. TUG is a “Non-Vessel-Operating Common Carrier” (“NVOCC”).

In January 2007, the provincial authorities of Shanghai approved the establishment of the Company’s wholly foreign owned enterprise, (“WFOE”) in the People’s Republic of China. The WFOE is being established, subject to the issuance of the Company’s business license in China, under newly adopted Chinese rules permitting foreign corporations to own and operate their own companies in that country.

Basis of Presentation

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America to reflect the consolidated financial position, results of operations and cash flows of Summit Global Logistics Inc. (formerly Aerobic Creations Inc.) and its subsidiary Maritime Logistics US Holdings Inc. and its subsidiaries, TUG USA, Inc., Summit Logistics International, Inc., AMR Investment Inc., Seamaster Logistics Inc., FMI Holdco I LLC, and their subsidiaries (collectively, the “Company”). For comparative purposes, the Company has included the unaudited combined financial position, results of operations and cash flows of TUG USA, Inc., FMI Holdco I LLC and AmeRussia Shipping Co. Inc. and their subsidiaries (“Predecessor Companies”) for periods prior to the date of their acquisitions.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Principles of Combination

The unaudited combined financial statements include the accounts of the Predecessor Companies. All intercompany balances and transactions have been eliminated.

Use of Estimates

Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

Air and Ocean Freight Services. Revenue is recognized at the time of shipment.

Customs Brokerage. Revenue is recognized when the necessary documentation for customs clearance has been completed. This revenue is generated by the fees charged for providing customs brokerage services, as well as the fees charged for the disbursements made on behalf of a customer. Customs brokerage revenue is included in air and ocean freight services.

Logistics Services. Revenue for warehouse and distribution services is recognized at the time of receipt or at the time of shipment based on services provided. Storage charges are recognized on a monthly basis. Revenue for domestic transportation services is recognized at the time of cargo receipt.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair values because of the short maturity of these instruments. The carrying amount of the senior secured loan approximates fair value because of the variability of the interest cost associated with the instrument. Convertible notes and derivative instruments are adjusted to their fair values using available market information and appropriate valuation methodologies. Loan payable - related party is carried at cost and the fair value cannot be readily determined because of the nature of the related party transactions.

Allowance for Doubtful Accounts

The Company uses estimates to determine its allowance for doubtful accounts based on specifically identified amounts that are deemed to be uncollectible and based on historical experience of the management of the acquired businesses and assessments of the general financial conditions affecting the customer base. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

unanticipated change in one of those customer’s credit worthiness, or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the Company’s results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance.

Concentration of Credit Risk

The Company maintains its principal cash accounts in the United States with Bank of America. The bank cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers’ financial condition while generally requiring no collateral.

At December 31, 2006, approximately 11% of accounts receivable were due from one customer.

For the period from February 6, 2006 (date of inception) to December 31, 2006, from January 1, 2006 to October 31, 2006, and for the years ended December 31, 2005 and 2004, approximately 11% of revenues were generated from Jones Apparel Group, Inc.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily by using the straight-line and accelerated methods based upon the following estimated useful asset lives:

Office, computer and communication equipment	3 - 5 years
Transportation equipment	5 - 7 years
Warehouse and terminal equipment	7 years

Leasehold improvements are amortized over the term of the lease or useful life of the related asset, whichever is shorter.

Expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the assets and related allowance for depreciation and amortization are eliminated from accounts and any resulting gain or loss is reflected in net income.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired entity over the fair value assigned to assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible assets,” goodwill is not amortizable. The Company evaluates the goodwill on an annual basis, or sooner if deemed necessary, for potential impairment. The test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. The second step is, if the first step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. There was no impairment of goodwill and other intangible assets for the period from February 6, 2006 to December 31, 2006, for the period from January 1, 2006 to October 31, 2006, or for the years ended December 31, 2005 and 2004, respectively.

Intangible assets are stated net of accumulated amortization. Amortization is computed by the straight-line method over the following estimated useful asset lives:

Trademark	5 years
Internally developed software	3 years
Customer list	10 years

Deferred Financing Costs

Deferred financing costs relate to the senior secured credit facility and the convertible notes and are being amortized over their maturity period of five years. These costs are included in interest, finance charges and bank fees in the accompanying consolidated and combined statements of operations.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provides guidance on how long-lived assets (other than goodwill and other intangibles with indefinite lives) used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. The Company assesses recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets for the period from February 6, 2006 to December 31, 2006, for the period from January 1, 2006 to October 31, 2006, and for the years ended December 31, 2005 and 2004.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES (FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force Issue (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF No. 05-02, “The Meaning of Conventional Convertible Debt Instruments”, in EITF No. 00-19.

In accounting for the convertible notes, the Company considered the guidance contained in EITF 00-19 and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion. Accordingly, the convertible notes are not considered to be “conventional” convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

Derivatives

The Company issued warrants and convertible notes that contain embedded derivatives that require separate valuation. The Company, with the assistance of a third party, estimates the fair value of its derivatives using available market information and appropriate valuation methodologies. These derivatives derive their value primarily based on changes in the price and volatility of the Company’s common stock. Changes in the estimated fair value of the embedded derivatives could have a material effect on the Company’s results of operations. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts, if any, that the Company may eventually pay to settle these embedded derivatives. The Company recognizes these derivatives as liabilities in its balance sheet, measures them at their estimated fair value and recognizes changes in their estimated fair value in their results of operation in the period of change.

Stock-Based Incentive Plans

SFAS No. 123R “Share-Based Payments” requires all share-based payments to employees and non-employee directors, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values.  The Company adopted SFAS No. 123R, in accounting for share-based compensation granted under the 2006 Equity Incentive Plan. For stock options settled in stock, compensation is measured on the grant date using valuation models. For restricted stock units (“RSU”) and performance stock awards (“PSA”) settled in stock, compensation expense is measured on the grant date using the fair values of the Company’s common stock. Compensation expense is recognized for each separately vesting portion of the award as it is vested. For stock appreciation rights (“SAR’s”) settled in stock, compensation expense is initially measured on the grant date using a valuation

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES (FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

model. For cash settled options and SARs, compensation expense is recorded over the vesting period and changes in the fair value between the date of grant and through when the cash settled options and SARs are exercised are recognized as compensation expense. For the PSA’s, every reporting period until vesting, the cash settled portion is revalued using valuation models and the stock settled portion is adjusted for any change in the number of shares expected to be issued based on the performance criteria. Any change in fair value is recognized as compensation expense.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and amounted to $28,324 for the period from February 6, 2006 to December 31, 2006, $134,412 for the period from January 1, 2006 to October 31, 2006, $161,473 for the year ended December 31, 2005 and $167,603 for the year ended December 31, 2004.

Income Taxes

Deferred income taxes are recognized for temporary differences between the basis of the assets and liabilities for financial reporting and income tax purposes. Temporary differences result primarily from the Company’s net operating loss carryforwards as well as differences relating to intangible assets. Deferred income taxes represent the future tax consequences of those differences that will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance has been established for the full amount of the related deferred tax asset until realization is assured.

Self-Insurance

The Company is primarily self-insured for automobile, workers’ compensation, general liability costs and health insurance. Self-insurance liabilities are determined based on claims filed and estimates by the Company’s third party insurance administrator for claims incurred but not reported. The majority of these liabilities are not discounted due to their short-term nature.

Foreign Currency Translation

The Company’s foreign subsidiary has been translated into U.S. dollars in accordance with FASB Statement No. 52, “Foreign Currency Translation”. All assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Consolidated statement of income amounts have been translated using the average exchange rate for the period. The financial information of SLHL has been translated from its functional foreign currency to U.S. dollars. Adjustments from such translation were not material.

(Loss) Earning Per Share

Basic (loss) earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per share reflect the potential dilution that could occur if the convertible notes were converted and common stock equivalents were exercised and then shared in the earnings of the Company.

For comparative purposes, pro forma (loss) earnings per share are presented with the combined financial statements using the same weighted average number of shares outstanding for the consolidated period.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES (FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reclassifications

The financial statements for the period January 1, 2006 to October 31, 2006 and for the years ended December 31, 2005 and 2004 have been reclassified to conform with the presentation in the period February 6, 2006 (date of inception) to December 31, 2006.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election.  SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140.  This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006.  We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated results of operations, financial position and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” (“SFAS No. 156”).  SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract.  This statement is effective for all transactions in fiscal years beginning after September 15, 2006.  We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006.  The Company does not expect FIN 48 to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

SFAS No. 157, Fair Value Measurements (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Company will adopt the provisions of SFAS 157 effective January 1, 2008.  The Company does not expect SFAS 157 to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”), improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES (FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”)  No. 108, “Quantifying Financial Statement Misstatements”. Due to diversity in practice among registrants, the SEC staff in No.108 expresses its views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The Company will be required to adopt SAB No.108 in fiscal 2007 but does not believe it will have a material impact on its consolidated results of operations, financial position, or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under this standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements.  The Company is currently evaluating the impact SFAS 159 will have on its results of operations, financial position and cash flows.

3.	ACQUISITIONS AND BUSINESS COMBINATIONS

In order to achieve our goal to build an international transportation and supply-chain management company, the following acquisitions were made during the period from February 6, 2006 (date of inception to December 31, 2006.

AmeRussia

Effective May 1, 2006, AMR purchased 100% of the outstanding shares of AmeRussia for $876,404, which includes $14,754 of acquisition costs. The purchase price was allocated as follows:

Cash	$99,308
Accounts receivable	186,557
Prepaid expenses	4,245
Intangible assets:
Customer list	500,000
Trademark	50,000
Software	30,000
Goodwill	255,191
Accounts payable and accrued expenses	(248,897)

Purchase price	$876,404

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES (FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The accompanying consolidated financial statements include the operations of AmeRussia for the period from May 1, 2006 to December 31, 2006.

SLHL

On September 28, 2006, MLI, through its wholly-owned subsidiary SLI, purchased the entire issued capital of SLHL pursuant to a stock purchase agreement. According to the agreement, approximately $15,000,000 may be paid in cash over five years as an “earn-out” based on the performance of SLHL. In addition, 450,000 shares of the Company’s restricted common stock were issued on November 8, 2006. These shares were valued at $4.78 per share for a total value of $2,151,000. In addition, the Company has granted employees of SLHL stock options exercisable for 50,000 shares of our common stock with an exercise price of $10 per share. The purchase price was allocated as follows

Cash	$145,265
Prepaid expenses and other current assets	68,009
Property and equipment	14,690
Goodwill	2,268,885
Accounts payable and accrued expenses	(16,269)
Loan payable, related party	(329,580)

Purchase price	$2,151,000

The accompanying consolidated financial statements include the operations of SLI for the period September 28, 2006 to December 31, 2006.

Reverse Merger

On November 8, 2006 (effective November 1, 2006), MLI entered into an agreement and plan of merger, as described in Note 1, to acquire Aerobic, FMI and TUG. Aerobic shareholders owned 183,500 shares and received an additional 62,500 shares as merger consideration. The combined number of shares were recapitalized at its fair value of $7.28 per share for a total value of $1,790,880. The purchase price of FMI was $125,701,800, of which $118,000,000 was paid in cash and the remainder was paid by issuance of 1,317,500 shares of common stock, of which 755,840 shares were restricted. The restricted shares were valued at $4.78 per share and the remainder were valued at $7.28 per share for a total value of $7,701,800. In addition, FMI employees were granted 232,500 restricted compensation shares of common stock at a price of $0.001 per share. The purchase price for TUG was $7,004,000 of which $4,375,000 was paid in cash and the remainder was paid by issuance of 550,000 shares of restricted common stock at a value of $4.78 per share. The Company granted options to its shareholders to purchase 50,000 shares of common stock with an exercise price of $10 per share under the Company’s 2006 Equity Incentive Plan. The Company will futher reserve 50,000 shares of the common stock for granting to its employees. In addition, a TUG employee was granted 1,000 restricted compensation shares of common stock at a price of $0.001 per share. Additional purchase price of approximately $6,000,000 may be paid pursuant to an earn-out based on the performance of TUG in accordance with the terms of the TUG Acquisition Agreement. The fair value of the

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES (FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

options granted to FMI and TUG employees at $4.78 per share was recorded as deferred compensation and restricted common stock.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The cost of the acquisitions, including transaction costs was $134,496,680. The purchase consideration for the acquisitions consisted of $55 million from the Senior Secured Credit Facility, $65 million of funds raised through the Convertible Notes and $33.5 million from the common stock financing. The allocation of the purchase price, including transaction and financing costs, was as follows:

Cash	$2,650,619
Current assets	19,342,603
Property and equipment	10,239,124
Intangible assets:
Customer list	37,000,000
Trademark	1,750,000
Software	2,970,000
Goodwill	80,814,834
Other assets	791,003

155,558,183
Current liabilities	(21,061,503)

Purchase price	$134,496,680

The accompanying consolidated financial statements include the operations of TUG, FMI and Aerobic for the period from November 1, 2006 to December 31, 2006.

Pro forma Financial Information (Unaudited)

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 2006 and 2005. The unaudited pro forma financial information summarizes the results of operations for the years ended December 31, 2006 and 2005 as if the business combinations had occurred occurred as of January 1, 2005. The pro forma information contains the actual combined operating results of the consolidated companies, with the results prior to the acquisition dates adjusted to include the proforma impact of incremental expenses, incremental amortization of acquired intangible assets; incremental interest expense, and provision for income taxes. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the year presented or that may be obtained in the future.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	2006	2005

Total revenues	$211,198,537	$195,577,737
Total direct expenses	175,286,189	160,705,679

Revenues less direct expenses	35,912,348	34,872,058
Total operating expenses	30,779,942	29,978,968

Income before interest expense and provision for income taxes	5,132,406	4,893,090
Interest expense, net	(17,872,935)	(20,429,160)

Loss before income tax (benefit) provision	(12,740,529)	(15,536,070)
Income tax (benefit) provision	(5,096,702)	(6,214,201)

Net loss	$(7,643,827)	$(9,321,869)

4.	PROPERTY AND EQUIPMENT

At December 31, 2006 and 2005, property and equipment consisted of the following:

	2006	2005

Office, computer and communication equipment	$1,164,670	$2,243,466
Transportation equipment	421,384	3,318,023
Warehouse and terminal equipment	8,411,961	6,242,681
Leasehold improvements	684,515	874,017
Construction in progess	17,919	—

	10,700,449	12,678,187
Less - Accumulated depreciation and amortization	(327,629)	(5,758,654)

Net book value of property and equipment	$10,372,820	$6,919,533

Depreciation expense was $327,629 for the period from February 6, 2006 (date of inception) to December 31, 2006, $1,595,752 for the period from January 1, 2006 to October 31, 2006, $2,528,729 for the year ended December 31, 2005 and $2,594,260 for the year ended December 31, 2004.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The changes in capital leases included in property and equipment during the period from February 6, 2006 (date of inception) to December 31, 2006, the period from January 1, 2006 to October 31, 2006, and the year ended December 31, 2005,were as follows:

	CONSOLIDATED February 6, 2006 (date of inception) December 31, 2006	COMBINED PREDECESSOR (UNAUDITED) January 1, 2006 to October 31, 2006	COMBINED PREDECESSOR (UNAUDITED) Year ended December 31, 2005

Capital leases, beginning of period	$—	$3,820,303	$3,593,544
Assets acquired through acquisitions	1,871,762	—	—
Assets acquired through capital leases	50,342	26,000	445,581
Less - Capital leases fully amortized	—	(356,981)	(218,822)

Capital leases, end of period	1,922,104	3,489,322	3,820,303
Less - accumulated depreciation	(96,639)	(1,617,560)	(1,134,363)

Net book value of capital leases	$1,825,465	$1,871,762	$2,685,940

Depreciation expense for capital leases was $96,639 for the period from February 6, 2006 (date of inception) to December 31, 2006, $483,197 for the period from January 1, 2006 to October 31, 2006, $411,841 for the year ended December 31, 2005 and $454,774 for the year ended December 31, 2004.

5.	INTANGIBLE ASSETS

At December 31, 2006, intangible assets consisted of the following:

	Cost	Accumulated amortization	Net carrying value

Trademark	$1,800,000	$60,000	$1,740,000
Software and other	3,300,000	183,334	3,116,666
Customer list	37,500,000	625,000	36,875,000

Total	$42,600,000	$868,334	$41,731,666

At December 31, 2005, intangible assets consisted of the following:

	Cost	Accumulated amortization	Net carrying value

Trademark	$2,600,000	$—	$2,600,000
Software and other	1,320,000	1,083,333	236,667
Customer list	23,480,488	6,356,359	17,124,129

Total	$27,400,488	$7,439,692	$19,960,796

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The estimated aggregate amortization expense for each of the next five years is as follows:

Year ending December 31,

2007	$5,210,000
2008	5,210,000
2009	5,027,000
2010	4,110,000
2011	4,050,000

6.	SENIOR SECURED CREDIT FACILITY

On November 8, 2006, as part of the financing for the acquisitions, the Company obtained a senior secured credit facility from a financial institution and certain other lenders, consisting of (i) a $10 million revolver and (ii) a $55 million term loan. The senior secured credit facility has a five-year term and a 2% up front closing fee. Revolving loans, that constitute reference rate loans, bear interest at a rate per annum equal to 2% plus the greater of (i) the reference rate then in effect and (ii) 6%. Revolving loans that constitute LIBOR rate loans will bear interest at a rate per annum equal to 3% plus the greater of (i) the LIBOR rate then in effect and (ii) 4%. Term loans that constitute reference rate loans will bear interest at a rate per annum equal to the applicable margin plus the greater of (i) the reference rate then in effect and (ii) 6%. Term loans that constitute LIBOR rate loans will bear interest at a rate per annum equal to the applicable margin plus the greater of (i) the LIBOR rate then in effect and (ii) 4%.

Applicable margins per annum on LIBOR rate loans range from 3.75% to 4.75% and for reference rate loans from 2.75% to 3.75% subject to the condition that the applicable margin will not be less than 4.25% during the period from November 8, 2006 until the financial statements are delivered to agent after the last day of the fourth full fiscal quarter after the effective date, as defined. Upon the occurrence and during the continuation of an event of default, the interest rate(s) then in effect with respect to the obligations under the senior secured credit facility will be increased by three percent per annum.

The term loans require quarterly principal payments plus an annual principal payment each year in an amount equal to fifty percent of excess cash flow, as defined, for the immediately preceding fiscal year. The excess cash flow payments shall be applied to the term loan, in inverse order of maturity. No earlier than November 9, 2007 up to $20 million of the cash proceeds from any equity issuance, as defined, received prior to November 8, 2007 may be used to prepay the term loans under the senior secured credit facility and such prepayment will not be subject to the prepayment fee, as defined.

The revolver unused line fee equals one-half of one percent (.50%) per annum payable monthly. The revolver includes a letter of credit line of up to an aggregate amount of $7 million. The letter of credit fee is 3% annum payable monthly. The servicing fee equals $25,000, payable quarterly in advance. In addition, early termination fees may apply ranging from 1% to 2% of the total loan commitment. The deferred financing cost in connection with the senior secured credit facility amounted to approximately $6,194,000.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The senior secured credit facility is secured by a first priority security interest in substantially all of existing and future assets of the Company.

The credit facility contains affirmative and negative covenants, and financial covenants which include (a) minimum EBITDA, (b) maximum total senior debt to EBITDA ratio, (c) minimum fixed charge coverage ratio, (d) maximum capital expenditure, and (e) key man provisions. The Company failed to meet certain reporting and non-financial covenants under the senior secured credit facility (including delivery of year-end financial statements and the monthly financial statements for December 2006 and January 2007 within the required timeframe) and anticipates failure to meet certain financial covenants contained in the senior secured credit agreement for the first quarter of 2007. The Company entered into a forbearance agreement with the senior secured creditor and the senior secured creditor have agreed to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. In exchange for agreeing to enter the forbearance agreement, the senior secured creditor required that we modify the terms of the revolving loan portion of the senior credit facility to make the funds thereunder restricted for borrowing at their discretion.

To support our planned operation in 2007 we sought and received a commitment from MFI Inc. to provide up to $7.5 million on terms to be determined.

The maturities under the senior secured credit facility for the next five years are as follows:

Year ending December 31,

2007	$5,000,000
2008	8,000,000
2009	8,000,000
2010	8,000,000
2011	25,000,000

$54,000,000

7.	CONVERTIBLE NOTES

On November 8, 2006, as part of the financing for the acquisitions, the Company entered into a securities purchase agreement and issued (i) secured convertible notes in an aggregate principal amount of $65 million, which notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $11.00 per share (subject to adjustment) and (ii) warrants to acquire in the aggregate up to 40% of the number of shares of common stock issuable upon conversion of the notes, exercisable until the fifth anniversary of November 8, 2006 at an initial exercise price equal to $11.00 per share (subject to adjustment).

The notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. Applicable margins per annum range from 2.75% to 3.75% subject to the condition that the applicable margin shall not be less than 3.25% during the period from November 8, 2006 until the financial statements are delivered to the applicable holder after the fourth full fiscal quarter after the issuance date. The debt issuance cost at the date of closing amounted to approximately $6,107,000.

The Company may redeem all or any portion of the notes on or after the third anniversary of the issuance of the notes, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days ending and certain other conditions are satisfied. A holder may require the Company to redeem the notes on the event of default or upon a change of control, in each case at a premium over the principal amount of the notes being redeemed. The premium in the event of a default is the greater of (x) the product of

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(i) the conversion amount to be redeemed together with accrued interest and unpaid interest and late charges, if any are incurred up to and including the conversion date, in respect of such conversion amount, and (ii) the Redemption Premium, as defined (ranging from 100% to 120%), or, (y) the product of (a) the closing sale price of the common stock on the date immediately preceeding such event of default multiplied by (b) the number of shares of common stock into which the amount set forth in clause (x) would have converted. The premium in the event of a change of control is equal to a product of the amount of principal being redeemed multiplied by the greater of (a) the quotient of the closing sale price of our common stock immediately prior to the announcement of the change of control divided by the conversion price and (b) 120% in the first eighteen months, then 115% in the period from eighteen to forty-two months and 110% thereafter.

The Company failed to meet certain reporting and non-financial covenants under the senior secured credit facility (including delivery of year-end financial statements and the monthly financial statements for December 2006 and January 2007 within the required timeframe) and anticipates failure to meet certain financial covenants contained in the senior secured credit agreement for the first quarter of 2007. The Company entered into a forbearance agreement with the senior secured creditor to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. Pursuant to the forbearance agreement with the senior secured creditor, this agreement and the current inter-creditor agreement between our senior secured creditor and the convertible noteholders prohibits the convertible noteholders from receiving payments from the Company other than regularly scheduled principal and interest payments.

The convertible notes are secured by substantially all of our assets and are subordinate to our senior secured credit facility.

8.	FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair value of derivative instruments consisting of compound embedded derivatives within the convertible notes and warrants issued in connection with the note financing and common stock financing was calculated using a lattice model utilizing discounted cash flows and black-scholes models utilizing weighted average excise prices. The following primary assumptions were used:

•	Stock growth of 20%.

•	Annual volatility of 50%.

•	Registration default of 15%.

•	Note default of 5% increasing 0.1% per quarter.

•	Alternative financing available of 0% initially, increasing 1% per quarter to a maximum of 10%.

•	Conversion pricing and exercise reset events occurring 5% of the time resulting in a weighted average conversion price of $10.937 and the warrant exercise price adjustment factor of 0.994.

The valuations of the embedded derivatives within the convertible note and investor warrants at the effective date of issuance are recorded as a discount to the face value of the convertible notes in the amount of $24,131,910. This discount is amortized over the life of the note using an effective interest method. In addition, the value of the warrants issued to the placement agent was booked as deferred financing costs in the amount of $1,428,673 and is expensed over the life of the note using an effective interest method. The warrants issued in connection with the common stock financing were valued at $7,361,264 on November 8, 2006. These derivative liabilities were fair valued as of December 31, 2006 as follows:

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Compound embedded derivatives within the convertible notes	$17,161,938
Warrants attached to convertible notes	7,746,625
Warrants attached to common shares	7,239,585

$32,148,148

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

9.	LOAN PAYABLE, RELATED PARTY

Pursuant to the purchase agreement to acquire SLHL, the seller is required to loan the Company $2,000,000. As of December 31, 2006, the seller has loaned the Company $2,000,000. The loan is noninterest-bearing and payable after five years.

10.	RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company owed three shareholders a total of $843,705 related to the acquisition and reimbursement of net monies received on their behalf. This amount is reported as due to related parties on the consolidated balance sheet.

11.	401(k)/PROFIT-SHARING PLAN

FMI has a 401(k) Profit Sharing Plan (the “Plan”), covering all eligible employees, as defined in the Plan. The Plan provides for employees’ contributions based on a percentage of covered employees’ salaries. The Company may contribute to the Plan matching contributions and discretionary profit sharing contributions. For each of the period presented, the Company approved a matching contribution equal to 25% of the employees’ contribution to the extent aggregate contribution did not exceed 4% of the employees’ compensation and additional profit sharing contributions. FMI contributed $66,660 for the period from November 1, 2006 to December 31, 2006, $333,340 for the period from January 1, 2006 to October 31, 2006, $330,436 for the year ended December 31, 2005 and $375,000 for the year ended December 31, 2004.

12.	OPTIONS AND RESTRICTED COMPENSATION AGREEMENTS

On November 8, 2006, the Company established the 2006 Equity Incentive Plan (“2006 Plan”) which provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), performance shares, restricted stock, restricted stock units and other common stock based awards to our employees, officers, directors, consultants, independent contractors and advisors of the Company and any other person who is determined by the Compensation Committee or the Board of Directors to have made (or is expected to make) contributions to the Company. The maximum number of shares available for issuance under the 2006 Plan as of December 31, 2006 is 1,633,500 shares. As of December 31, 2006, the Board of Directors have authorized the issuance of options to purchase 1,175,000 shares of common stock and the issuance of 233,500 shares of restricted stock under the 2006 Plan. As of December 31, 2006, the Company granted 667,000 SARs as additional compensation. These options and SARs have been granted with an exercise price equal to $10 per share. The options have a 5-year term and vest in equal annual installments over a two-year period. The issued restricted compensation shares are held in escrow and have an exercise price of $.001 per share with a vesting rate and period of fifty percent in the second year and fully vested in the third year.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (in years)

Options to purchase common stock:
Granted	1,175,000	$10.00	5 years

Outstanding at December 31, 2006	1,175,000	$10.00

Weighted-average fair value of options granted		$5.72

Options available for future grant	225,000

Stock appreciation rights:
Granted	667,000	$10.00

Outstanding at December 31, 2006	667,000	$10.00

Weighted-average fair value of stock appreciation rights granted		$5.72

Stock appreciation rights available for future grant	—

Restricted compensation shares:
Granted	233,500	$0.001	3 years

Outstanding at December 31, 2006	233,500	$0.001

Weighted-average fair value of restricted stock granted		$4.78

Restricted stock available for future grant	—

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

13.	INCOME TAXES

The following summarizes the components of the Company’s income tax benefit on loss from operations for the period February 6, 2006 (date of inception) to December 31, 2006. The Predecessor Companies were primarily taxed as pass through entities and, accordingly, the income taxes related to the operations of the Predecessor Companies were primarily paid by the equity owners of and represents principally state franchise taxes.

Current:
Federal	$—
State	41,806

41,806

Deferred:
Federal	(360,293)
State	(88,511)

(448,804)

Total provision	$(406,998)

Actual income tax benefit differs from the amount computed by applying the statutory federal income tax rate of 34% in the period from February 6, 2006 to December 31, 2006 as a result of the following:

Loss before income tax benefit	$(419,099)
State income taxes, net of federal income tax benefit	(30,825)
Permanent differences	42,926

Income tax benefit	$(406,998)

Deferred income taxes reflect: (1) the net tax effect of temporary differences between the basis of the assets and liabilities for financial reporting purposes and amounts used for income tax purposes and (2) carryovers and credits for income tax purposes. The Company has federal and state net operating loss carry forwards of approximately $5 million which substantially expire during the years 2012 through 2026. The Company has undergone a change of ownership within the definition of Section 382 of the Internal Revenue Code. The amount of net operating loss carryforwards existing at that date are subject to annual limitations under Section 382.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 are as follows:

Current deferred tax assets:
Allowance for doubtful accounts	$237,977
Self-insurance reserve	218,699
Accrued vacation	75,581

Total current deferred tax assets	532,257

Noncurrent deferred tax assets:
Net operating loss carryover	2,262,005
Interest expense	65,533
Property and equipment	1,241,084
State taxes	773,935
Charitable contributions	19,590

Total noncurrent deferred tax assets	4,362,147

Total deferred tax assets	4,894,404

Current deferred tax liabilities:
Prepaid insurance	(449,402)
State taxes	(5,366)

Total current deferred tax liabilities	(454,768)

Noncurrent deferred tax liabilities:
Other intangibles	(15,457,544)
Goodwill	(66,924)

Total noncurrent deferred tax liabilities	(15,524,468)

Total deferred tax liabilities	(15,979,236)

Net deferred tax liabilities	(11,084,832)
Valuation allowance	—

Net deferred tax asset (liability)	$(11,084,832)

The above amounts have been classified in the accompanying consolidated balance sheet as of December 31, 2006 as follows:

Deferred tax assets (liabilities):
Current	$77,489
Noncurrent	(11,162,321)

$(11,084,832)

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

14.	SHAREHOLDERS’ EQUITY

In May 2006, MLI issued 1,000,000 shares of common stock for a total value of $422,000 of which $362,500 was cash proceeds and $59,500 was for the settlement of financing cost. These shares were converted to shares of the Company as part of the recapitalization.

Private Placement

The Company issued 3,346,950 shares of common stock in exchange for $33,459,500 in cash and $10,000 of subscription receivable with warrants to purchase 2,510,213 shares of common stock, at an exercise price of $10.00 per share. Additionally, in connection with the common stock financing, the Company issued the placement agent, a warrant to purchase 171,000 shares of common stock on the same terms as the warrants issued in the common stock financing. In connection with the note financing, the Company issued to the placement agent, a warrant to purchase 354,545 shares of common stock on the same terms as the warrants issued in the note financing.

Merger and Acquisitions

The Company issued 62,500 shares of common stock in satisfaction of certain pre-merger contractual obligations to certain Aerobic’s shareholders in addition to the 183,500 shares held prior to the merger. The shares were valued at $7.28 per share for a total value of $1,790,880.

In the recapitalization, the shareholders of MLI received 1,451,000 shares of restricted common stock of the Company. The shares were valued at $4.78 per share for a total value of $6,935,780.

The Company issued 1,317,500 shares of common stock, of which 755,840 were restricted, in connection with the acquisition of FMI. The 561,660 common shares were valued at $7.28 per share for a value of $4,088,885. The 755,840 restricted common shares were valued at $4.78 per share for a value of $3,612,915. In addition, certain FMI employees were granted 232,500 restricted compensation shares of common stock at a price of $.001 per share. The restricted common stock relating to the stock options are held in escrow. As of December 31, 2006, the amount due from FMI employees is included in subscriptions receivable.

The Company issued 550,000 shares of restricted common stock in connection with the acquisition of TUG. The shares were valued at $4.78 per share for a total value of $2,629,000. In addition, a TUG employee was granted 1,000 restricted compensation shares of common stock at a price of $0.001 per share. As of December 31, 2006, the amount due from this employee is included in subscriptions receivable.

The Company issued 450,000 shares of restricted common stock in satisfaction of certain pre-merger contractual obligations in connection with the acquisition of SLHL. The shares were valued at $4.78 per share for a total value of $2,151,000.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

15.	LEASE COMMITMENTS

The Company leases various facilities and equipment in accordance with noncancelable operating lease agreements, which expire at various dates through 2012. Total rent expense were $2,628,234 for the period from February 6, 2006 to December 31, 2006, $11,751,625 for the period from January 1, 2006 to October 31, 2006, $15,385,684 for the year ended December 31, 2005, and $14,454,287 for the year ended December 31, 2004.

The Company has capital lease obligations with financial institutions, with monthly installments of principal, including interest at various rates ranging from 4.3% to 12.1% through 2009, collateralized by equipment.

Future minimum lease payments required under noncancelable leases for the years ending December 31 are as follows:

Year ending December 31,	Capital leases	Operating leases

2007	$872,959	$16,720,000
2008	741,690	15,015,000
2009	182,686	10,367,000
2010	—	9,965,000
2011	—	7,808,000
Thereafter	—	6,195,000

Total future minimun lease payments	1,797,335	$66,070,000

Less - Amount representing interest	(151,335)

Present value of future net minimum lease payments	$1,646,000

In June 2006, FMI subleased its Carson warehouse facility to a third party for a 25-month term. In March 2006, FMI subleased its San Pedro warehouse facility to a third party for a 33-month term. The subleases will generate approximately $8,856,000 of rental income over the term, which will be recorded as an offset to rental expense. The amount of sublease income recorded as an offset to rental expense was $663,745 for the period from November 1, 2006 to December 31, 2006, $2,948,024 for the period from January 1, 2006 to October 31, 2006 and $1,298,123 for the year ended December 31, 2005.

16.	OTHER COMMITMENTS AND CONTINGENCIES

Registration Commitments

The Company entered into a registration rights agreement with the buyers of the common shares in the private placement and convertible notes to provide certain registration rights with respect to the common stock underlying the warrants and the convertible notes and the shares held by management and certain security holders of the Company by April 9, 2007. If the Company fails to register by April 9, 2007, it is obligated to pay the holders of the notes and warrants substantial

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

penalty payments. The Company did not meet this commitment and is in negotiation with the convertible note and warrant holders on the method and timing of the payment of such penalties.

Contingent Payments

In connection with the acquisitions, the Company has contractual commitments to make earn-out payments to former shareholders of TUG and SeaMaster based upon agreed target levels. In addition, there are contingent earn-out payments based upon achievement above the targets.

The Company also has contractual obligations to pay contingent bonuses to certain key employees in accordance with their bonus agreements under the Management Incentive Plan based upon agreed target levels.

The Company has also agreed to pay certain founders if a change of control occurs prior to November 8, 2011 that the Board of Directors has not approved.

Revolver Loan Commitment

The Company has received a commitment from FMI Inc. to provide up to $7.5 million to replace the revolving portion of the Senior Credit Facility, on terms to be determined.

Employment Agreements

The Company entered into employment agreements with its executive officers. The term of each employment agreement is five years and is renewed automatically for one-year periods after expiration of the initial five-year term, up to a maximum of five additional years, unless either party gives notice of non-renewal to the other at least sixty days prior to the beginning of the applicable one-year period.

The employment agreements provide that certain executives are entitled to severance benefits under the terms of the Company’s severance benefit plan which was adopted and approved on November 8, 2006. These executives are entitled to severance in the form of base salary continuation for 24 months, plus health insurance coverage, perquisites and benefits. In the event the termination is in connection with a change in control, then the 24 months of base salary continuation shall be paid in lump-sum and in outplacement services in an amount not to exceed $10,500. The Company’s CEO and certain officers also are entitled, if eligible for severance benefits, to $7,500 per year of employment in lieu of any amounts forfeited under the Company’s 401(k) plan.

In conjunction with the purchase and sale of AmeRussia, and effective May 1, 2006, the Company entered into an employment agreement with the former stockholder for a three-year period. The agreement contains time restrictions that prohibit the employee from competing with the Company after the termination of his employment.

Reserve for Insurance Losses

The Company participates in a high deductible insurance program for certain insurable risks consisting primarily of automobile, workers’ compensation, general liability and health insurance. Based on estimates of the aggregate liability for claims incurred, a provision for the deductible portion of the claims is recorded and revised annually. These losses are collateralized by restricted cash balances and letters of credit.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Claims and Lawsuits

In March 2006, a former customer filed suit against FMI asserting claims for breach of contract, among other things and seeking damages of approximately $1,738,000. In May 2006, FMI filed a counterclaim for an amount in excess of the damages claimed by this former customer. The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business. In the opinion of management, the claim is without merit and the liability resulting from these matters, if any, will not have a material effect on the Company’s financial position.

Shipping Agreements

The Company entered into agreements with unrelated ocean carriers for the Company to receive commission revenue based on certain minimum volume levels and to protect various ocean shipping rates for the duration of the contract. These agreements expire December 31, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures designed to provide reasonable assurance that: transactions are properly authorized; assets are safeguarded against unauthorized or improper use; and transactions are properly recorded and reported, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company continuously evaluates its internal controls and make changes to improve them.

In light of the transactions that closed in 2006, as described in this annual report, the Company plans to continue to review and make necessary changes to the overall design of its internal control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. In particular, the Company has implemented during 2007 the specific measures described below to reduce the possibility that possible material weaknesses result in the Company’s failure to prevent or detect misstatements in its financial statements in future financial periods.

• Creating and maintaining a uniform company wide finance accounting policies and procedures manual;

• Increasing the resources devoted to the Company’s internal audit function and its assessment and evaluation of its internal control over financial reporting and disclosures controls and procedures;

• Hiring, training or retaining external consultants or personnel that have sufficient knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements; and

• Evaluating the Company’s internal control over financial reporting as prescribed by the Sarbanes-Oxley Act.

The efforts noted above are subject to the Company’s internal control assessment, testing and evaluation processes. While these efforts continue, the Company will rely on additional procedures and other measures as needed to assist it with meeting the objectives otherwise fulfilled by an effective internal control environment.

In addition, the Company performed additional procedures to reduce possible material weaknesses in internal controls over the Company’s financial reporting, including, but not limited to:

• Significantly extending the fiscal 2006 reporting process, thereby allowing the Company to conduct additional analyses and make additional adjustments as necessary to ensure the accuracy and completeness of our financial reporting;

• Retaining on an interim basis outside consultants with relevant Sarbanes Oxley accounting experience, skills and knowledge, working under the Company’s supervision and direction, to assist with its fiscal 2006 closing; and

• Retaining on an interim basis outside consultants with relevant information technology experience to develop accounting process, application risk, disaster recovery risk, and information technology infrastructure assessments to remediate any shortcomings through new financial systems processes and control procedures. This is specifically designed to reduce the need for outside professionals to support future financial reporting periods.

These and other procedures resulted in the identification of accounting adjustments related to the Company’s consolidated financial statements. The Company’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include management’s report on our internal control over financial reporting in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting and (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.

In order to achieve compliance with Section 404 within the prescribed period, management will commence a Section 404 compliance project under which management will adopt a detailed project work plan to assess the adequacy of the Company’s internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Entry Into Material Definitive Agreements.

On April 16, 2007, the Company entered into a Forbearance Agreement with our senior lenders relating to the Company’s failure to meet certain reporting and non-financial covenants in the Company’s senior credit facility and the Company’s anticipated failure to meet certain financial covenants in its senior credit facility for the first quarter 2007. See “Liquidity and Capital Resources.”

Triggering Events that Accelerate or Increase a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement.

Registration rights penalties

Under the registration rights agreements we entered into in connection with the note financing and the common stock financing which we completed November 8, 2006, we are required to make payments as liquidated damages to our security holders who are parties to the registration rights agreements if our registration statement is not declared effective by the Securities and Exchange Commission on or before the 90th day after November 8, 2006 or the 150th day after November 8, 2006 if the registration statement is subject to review by the Securities and Exchange Commission.

Such payment shall be equal a percentage of the aggregate amount invested as follows: one percent (1%), prorated for the first 30 days after any of the above events, and two percent (2%) prorated each thirty day period thereafter subject to a 10% aggregate limit. One percent of the aggregate amount invested in the financings is approximately $984,000.

We have previously incurred and paid the parties to the registration rights agreement an aggregate of approximately $98,400 based upon our failure to file our registration statement within sixty days from November 8, 2006. Our registration statement on Form S-1 which we filed with the Securities and Exchange Commission on January 12, 2007 is subject to review by the Securities and Exchange Commission and has not yet been declared effective. We started incurring additional penalties at a rate of $32,800 per day as of April 8, 2007. As of the date of this filing, we have incurred penalties in the amount of approximately $295,200. The registration rights agreement requires us to pay the penalty on the earlier of three days from the date we cure the default or the last day of the calendar month during which the penalties are incurred.

As of May 8, 2007, we will start incurring penalties at a rate of $65,600 per day. If our registration statement has not been declared effective as of such date, our penalties (excluding the $292,500 disclosed above) will amount to $688,800. We do not anticipate that our registration statement will be effective prior to April 30, 2007 or May 8, 2007.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to information under the caption “Proposal 1 – Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 18, 2007. See also Part I – Item 1 – Directors and Executive Officers.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 18, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to information under the captions “Principal Holders of Voting Securities” and “Proposal 1 – Election of Directors” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 18, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information under the caption “Executive Compensation” and “Certain Transactions” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 18, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to information under the caption “Relationship with Independent Public Accountants” in the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 18, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) Financial Statements and Schedules

See Item 8

b) Exhibits

See index to Exhibits, which are filed herewith or incorporated by reference to the location indicated.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT GLOBAL LOGISTICS, INC.

	By:	/s/ Robert Agresti

Date: April 17, 2007		Robert Agresti, President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Robert Agresti	Chief Executive Officer, President and Director (principal executive officer)	April 17, 2007

Robert Agresti

/s/ Paul Shahbazian	Chief Financial Officer	April 17, 2007

Paul Shahbazian

/s/ Gregory DeSaye	Director	April 17, 2007

Gregory DeSaye

/s/ J. Terence MacAvery	Director	April 17, 2007

J. Terence MacAvery

/s/ Raymer McQuiston	Director	April 17, 2007

Raymer McQuiston

/s/ Paul Windfield	Director	April 17, 2007

Paul Windfield

/s/ William J. Coogan	Director	April 17, 2007

William J. Coogan

/s/ Wesley K. Clark	Chairman of the Board	April 17, 2007

Wesley K. Clark

FINANCIAL STATEMENTS SCHEDULE
Schedule I

Valuation and Qualifying Accounts
December 31, 2006, 2005 and 2004

Description	Balance Beginning of year	“Addition” charged to costs and expenses	“Other” deductions		“Less” deductions	Balance at end of year

Year Ended December 31, 2006

Allowance for doubtful accounts	$796,888	$253,826	$(250,000	)(a)	$188,102	$612,612

Year Ended December 31, 2005

Allowance for doubtful accounts	$519,670	$438,471	$—		$161,253	$796,888

Year Ended December 31, 2004

Allowance for doubtful accounts	$469,761	$129,895	$—		$79,986	$519,670

(a) Other deductions represent the allowance for doubtful accounts related to the TUG assets not purchased in the acquistions.

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements of notes thereto.

EXHIBITS

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger, dated as of November 8, 2006, by and among Aerobic Creations, Inc., Aerobic Merger Sub Inc., and Maritime Logistics US Holdings Inc. (1)

3.1	First Amended and Restated Certificate of Incorporation of Aerobic Creations, Inc. (6)

3.2	Certificate of Merger of Aerobic Merger Sub Inc. with and into Maritime Logistics US Holdings Inc. (1)

3.3	Amended and Restated Bylaws of Aerobic Creations, Inc. (to be known as Summit Global Logistics, Inc.) (1)

4.1	Form of Warrant issued under Convertible Notes Securities Purchase Agreement. (1)

4.2	Form of Note issued under Convertible Notes Securities Purchase Agreement. (1)

4.3	Form of Warrant issued under common stock Securities Purchase Agreement. (1)

4.4	Registration Rights Agreement under the Securities Purchase Agreement (Notes and Warrants), dated as of November 8, 2006. (1)

4.5	Registration Rights Agreement under the Securities Purchase Agreement (common stock and Warrants), dated as of November 8, 2006. (1)

4.6	Lockup Agreement by and between Protex Holding Limited and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.7	Lockup Agreement by and between Robert Lee and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.8	Lockup Agreement by and between Robert Wu and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.9	Lockup Agreement by and between the management of Maritime Logistics US Holdings Inc. and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.10	Lockup Agreement by and between the management of FMI Holdco I, LLC and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.11	Lockup Agreement by and between Di Wang, Dong Wong, and Han Huy Ling and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.12

Voting Agreement dated as of November 8, 2006 by and between Maritime Logistics US Holdings Inc. and the holders of the common stock of Maritime Logistics US Holdings Inc., certain members and employees of the parent companies of FMI Holdco I, LLC, the principal holders of the common stock of the TUG group of logistic companies, and the holder of the issued shares in the capital of Sea Master Logistics (Holding) Limited. (1)

10.1	Security Agreement (Second Lien), dated as of November 8, 2006 made by the guarantors listed therein and Law Debenture Trust Company of New York. (1)

10.2	Pledge and Security Agreement, dated as of November 8, 2006 made by the pledgors listed therein and Law Debenture Trust Company of New York. (1)

10.3	Guaranty, dated as of November 8, 2006 made by the guarantors listed therein and Law Debenture Trust Company of New York. (1)

10.4	Intercreditor and Subordination Agreement, under Notes Purchase Agreement, dated as of November 8, 2006 by and between Fortress Credit Corp. and the parties listed therein. (1)

10.5	Securities Purchase Agreement (common stock and Warrants), dated as of October 31, 2006, among Maritime Logistics US Holdings Inc., Aerobic Creations, Inc. and the purchasers listed therein. (1)

10.6

Securities Purchase Agreement (Notes and Warrants), dated as of November 8, 2006, among Maritime Logistics US Holdings Inc., Aerobic Creations, Inc. and the purchasers listed therein; First Amendment to Securities Purchase Agreement (Notes and Warrants), dated as of January 5, 2007. (3)

10.7	Joinder Agreement to common stock Securities Purchase Agreement, dated as of November 8, 2006 by and among Maritime Logistics US Holdings Inc. and the investors identified therein. (1)

10.8	Joinder Agreement to Convertible Notes Securities Purchase Agreement, dated as of November 8, 2006 by and among Maritime Logistics US Holdings Inc. and the investors identified therein. (1)

10.9

Loan Agreement, dated as of November 8, 2006 by and among Maritime Logistics US Holdings Inc. and its subsidiaries as borrowers, the guarantors identified therein, Fortress Credit Corp. as agent, and certain other lenders as set forth therein. (1)

10.10	Security Agreement under Loan Agreement, dated November 8, 2006 made by the borrowers and guarantors identified therein in favor of Fortress Credit Corp. (1)

10.11	Pledge and Security Agreement, dated November 8, 2006 made by the pledgors identified therein in favor of Fortress Credit Corp. (1)

10.12	Leasehold Mortgage, Assignment of Rents and Security Agreement, dated November 8, 2006 by FMI International LLC to Fortress Credit Corp. (800 Federal Blvd, Carteret, NJ). (1)

10.13

Leasehold Mortgage, Assignment of Rents and Security Agreement, dated November 8, 2006 by FMI International LLC and First American Title Insurance for the benefit of Fortress Credit Corp. (3355 Dulles Dr., Mira Loma, CA). (1)

10.14	Sale and Purchase Agreement by and among Maritime Logistics US Holdings Inc. and Protex Holdings Limited and Sea Master Logistics (Holding) Limited, dated as of September 28, 2006. (1)(4)

10.15

Asset/Stock Purchase Agreement by and among Dolphin US Logistics, Inc. and TUG Logistics, Inc., Glare Logistics Inc., and TUG Logistics (Miami), Inc. and Clare Freight, Los Angeles, Inc., and TUG New York, Inc. and Robert Lee, and Robert Wu and Wang Dong, Di Wang and Han Huy Ling, dated as of October 2, 2006. (1)

10.16	Equity Purchase Agreement between the parties set forth therein and Maritime Logistics US Holdings Inc., dated October 23, 2006. (1)

10.17	TUG Miami and Los Angeles Bonus Agreement by and among TUG USA, Inc. and the employees set forth therein, dated as of October 2, 2006. (5)

10.18	TUG New York Bonus Agreement by and among TUG USA, Inc. and the New York employees set forth therein, dated as of October 2, 2006. (5)

10.19	TUG China Bonus Agreement by and between Sea Master Logistics (Holding) Limited and Robert Lee and Robert Wu, dated October 2, 2006. (5)

10.20	Assignment and Assumption Agreement by and among each of TUG Logistics, Inc., Glare Logistics, Inc., and TUG Logistics (Miami), Inc. and TUG USA, Inc., dated as of October 2 2006. (1)

10.21	Agency Agreement, dated as of September 22, 2006, between Sea Master Logistics (Holding) Limited and Sea Master Logistics (China) Limited. (1)

10.22	Transportation Service Agreement by and between FMI Express Corp., FMI

Trucking, Inc. and Jones Apparel Group USA, Inc., dated as of August 1, 2001; and Modification Agreement related thereto. (1)(4)

10.23	Summit Global Logistics, Inc. 2006 Equity Incentive Plan. (1)

10.24	Summit Global Logistics, Inc. 2007 Management Incentive Plan. (1)

10.25	Summit Global Logistics, Inc. Severance Benefit Plan. (1)

10.26	Summit Global Logistics, Inc. 2007 Supplemental Executive Retirement Plan. (1)

10.27	Employment Agreement of Robert Agresti, dated as of November 8, 2006. (1)

10.28	Employment Agreement of Paul Shahbazian, dated as of November 8, 2006. (1)

10.29	Employment Agreement of Christopher Dombalis, dated as of November 8, 2006. (1)

10.30	Employment Agreement of William Knight, dated as of November 8, 2006. (1)

10.31	Employment Agreement of Robert O’Neill, dated as of November 8, 2006. (1)

10.32

Form of Indemnification and Founder’s Agreement, entered into by the following individuals: Robert Agresti, Paul Shahbazian, Peter Klaver, William Knight, Christopher Dombalis, James Madden, and Peter Stone, dated November 8, 2006. (1)

10.33	Indemnification and Founder’s Agreement for Raymer McQuiston, dated November 8, 2006. (1)

10.34

Lease Agreement by and between SDI Technologies, Inc. and FMI International Corp., dated August 14, 1996; Lease Extension Agreement dated March 7, 2002. Assignment and Assumption of Lease Amendment to Lease and Short Form of Lease, each dated September 23, 2004 by and between SDI Technologies, Inc. and 800 Federal Blvd LLC. (1)

10.35	Land and Building Lease Agreement by and between Thrifty Oil Co. and FMI International LLC, dated as of July 20, 2004; Sublease Agreements related thereto. (1)

10.36	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International (West) LLC, dated as of December 30, 2002; Amendments and Agreements related thereto. (1)

10.37	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International LLC, dated as of July 28, 2003. (1)

10.38	Lease Agreement by and between AAAA World Import – Export, Inc. and FMI International Corp., dated as of November 2001. (1)

10.39	Lease Agreement by and between M. Parisi & Son Construction Co., Inc, and Fashion Marketing, Inc., dated as of April 28, 2000. (1)

10.40	AMB Property Corporation Industrial Lease dated December 6, 1999; Amendments and Guarantee related thereto. (1)

10.41	Lease Agreement by and between Flagler Development Corp. and FMI International LLC dated as of September 19, 2006, effective January 15, 2007. (1)

10.42	Original Lease by and between Center Realty L.P. and DSL Atlantic, dated March 1993; Agreements related thereto. (1)

10.43	Real Property Lease by and between Keegan Center LLC and Glare Logistics, Inc., dated September 15, 2003; Agreements related thereto. (1)

10.44	Forbearance Agreement dated as of April 16, 2007 by and among Fortress Credit Corp., Summit Global Logistics, Inc. and certain of its subsidiaries. (2)

21.1	List of subsidiaries of Summit Global Logistics, Inc. (2)

31.1	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Robert Agresti(2)

31.2	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Paul Shahbazian(2)

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 for Robert Agresti and Paul Shahbazian(2) (7)

(1) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006 (File No. 000-51091).

(2) Filed Herewith

(3) The agreement filed to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 12, 2007 (File No. 333-139980) supersedes the agreement filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006 (File No. 000-51091).

(4) Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of this agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

(5) Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 12, 2007 (File No. 333-139980).

(6) Incorporated by reference to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2007 (File No. 000-51091).

(7) These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Annual Report on Form 10-K or as a separate disclosure document.