Form 10-K/A
period 2006-12-31
Summit Global Logistics, Inc.
filed 2007-04-18
CIK 1311953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

The Company’s planned operations require additional liquidity which may not be available. The Company failed to meet certain reporting and non-financial covenants contained in its senior secured credit agreement (including delivery of year-end financial statements and the monthly financial statements for December 2006 and January 2007 within the required timeframe) and anticipates that it will not be able to meet certain financial covenants contained in its senior secured credit agreement for the first quarter of 2007. The Company entered into a forbearance agreement with its senior lenders pursuant to which they have agreed to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. In exchange for agreeing to enter the forbearance agreement, the senior lenders required that the Company modify the terms of the revolving loan portion of the senior credit facility to make the funds thereunder restricted for borrowing at their discretion. If the Company’s lenders accelerate its obligations, the Company would be unable to repay its obligations under its senior credit facility and would be unable to redeem all of its outstanding notes. The Company is in active discussions with its lenders regarding amending the financial covenants contained in its senior credit facility agreement to more closely align them with the Company’s expected financial performance during 2007; however, it cannot give any assurance that its lenders will approve any such amendments. The Company has engaged an investment banker to assist it in these discussions. If the Company is unable to obtain these amendments, it will seek to refinance its senior credit facility but, it cannot give any assurance that it will be successful in obtaining such financing or obtaining it on acceptable terms. If the Company’s debt cannot be refinanced or restructured, the Company’s lenders, once the forbearance agreement expires, pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of the Company’s assets securing the debt. If this was to happen and the Company were liquidated or reorganized after payment to the Company’s creditors, there would likely be insufficient assets remaining for any distribution to the Company’s stockholders. To support our planned operation in 2007 we sought and received a commitment from FMI Inc. to provide up to $7.5 million on terms to be determined.

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

The Company may be required to make substantial payments under the registration rights agreements it entered into in connection with the note financing and the common stock financing. Such payments would have a materially adverse impact on the Company’s liquidity.

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

The Company has previously incurred and subsequently paid aggregate penalties of approximately $98,400 based upon its failure to file the registration statement within sixty days after November 8, 2006. The Company’s registration statement on Form S-1 which it filed with the Securities and Exchange

Commission on January 12, 2007 is subject to review by the Securities and Exchange Commission and has not yet been declared effective. The Company thus started incurring additional penalties at a rate of $32,800 per day as of April 8, 2007. Under the registration rights agreement, the Company is required to pay the penalty on the earlier of three days from the date it cures the default or the last day of the calendar month during which the penalties are incurred, i.e. April 30, 2007. The payment of such penalties would have a materially adverse effect on the Company’s liquidity.

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

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of approximately $15.8 million, of which approximately $4 million is restricted as collateral for high deductible insurance risks such as health insurance, automobile insurance and workers compensation, as well as security for leased facilities. In addition to our available cash and cash equivalents, the revolving loan portion of our senior credit facility may provide $10 million of additional cash availability. We entered into a forbearance agreement with our senior lenders relating to our failure to meet certain reporting and non-financial covenants in our senior secured credit facility (including delivery of year-end financial statements and the monthly financial statements for December 2006 and January 2007 within the required timeframe) and our anticipated failure to meet certain financial covenants contained in our senior secured credit agreement for the first quarter of 2007. Pursuant to the forbearance agreement, our senior lenders have agreed to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. In exchange for agreeing to enter into the forbearance agreement, the senior lenders required that we modify the terms of the revolving loan portion of the senior credit facility to make the funds thereunder restricted for borrowing at their discretion. To replace this liquidity and support our planned operations in 2007, we sought and have received a commitment from FMI Inc. to provide up to $7.5 million dollars on terms to be determined. A copy of the forbearance agreement is attached hereto as Exhibit 10.44 and incorporated by reference.

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

We anticipate that our capital expenditures for 2007 will be approximately $1.0 million, comprised of the replacement of current warehouse equipment, additional office equipment, leasehold improvements, and information technology. We believe that based upon funds generated from operations and funds committed from FMI Inc., sufficient liquidity will be provided to meet our working capital requirements through December 31, 2007 based on our current plans.

We base our assessment on the following assumptions:

  our business will generate sufficient operating cash flow;

  the capital expenditures associated with our businesses will be modest;

  all significant short-term capital expenditures, working capital requirements and debt amortization will be funded with cash on hand, and the funds from the FMI Inc. commitment and;

  our obligations under our senior credit facility and notes will be not accelerated.

Our forbearance agreement with our senior lender prohibits our senior lenders from accelerating our obligations under the senior credit facility based on the defaults referenced in forbearance agreement. The current intercreditor agreement between our senior lender and our noteholders prohibits our noteholders from receiving payments from us other than regularly scheduled principal and interest payments. If our obligations under our senior credit facility or notes are accelerated and we do not receive additional funds, we would not have sufficient funds to repay the senior credit facility or redeem the notes.

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

/s/ Friedman LLP
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

To support our planned operation in 2007 we sought and received a commitment from FMI, Inc. to provide up to $7.5 million on terms to be determined.

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