Form 10-Q
period 2007-03-31
Summit Global Logistics, Inc.
filed 2007-05-21
CIK 1311953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number: 333-62775

SUMMIT GLOBAL LOGISTICS, INC.

(f/k/a AEROBIC CREATIONS, INC.)

(Exact name of registrant as specified in its charter)

Delaware	20-0781155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

547 Boulevard, Kenilworth, New Jersey	07033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (908) 497-0280

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 18, 2007 was 7,594,958.

SUMMIT GLOBAL LOGISTICS, INC.

FORM 10-Q

INDEX

		PAGE NO.

PART I. -	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

	SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 (Unaudited) and for the period February 6, 2006 (date of inception) to March 31, 2006	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 (Unaudited) and for the period February 6, 2006 (date of inception) to March 31, 2006	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Financial Statements – Predecessor Companies
(Our business combination on November 8, 2006, included FMI Holdco I LLC and Subsidiary and TUG Logistics, Inc. and Affiliates, which are deemed predecessor companies since they were both acquired with the same financing and both equally significant to our consolidated operations.)

	FMI HOLDCO I LLC AND SUBSIDIARY
	Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 (Unaudited)	24
	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 (Unaudited)	25
	Notes to Condensed Consolidated Statements of Operations and Cash Flows (Unaudited)	26

	TUG LOGISTICS, INC. AND AFFILIATES
	Condensed Combined Statement of Operations for the three months ended March 31, 2006 (Unaudited)	29
	Condensed Combined Statement of Cash Flows for the three months Ended March 31, 2006 (Unaudited)	30
	Notes to Condensed Combined Statements of Operations and Cash Flows (Unaudited))	31

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	48
ITEM 4.	Controls and Procedures	49

PART II -	OTHER INFORMATION	50
ITEM 1.	Legal proceedings	50
ITEM 1A.	Risk Factors	50
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
ITEM 3.	Defaults Upon Senior Securities	50
ITEM 4.	Submission of Matters to a Vote of Security Holders	50
ITEM 5.	Other Information	50
ITEM 6.	Exhibits	50
Signatures		51
Exhibit index		52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (UNAUDITED)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $4,038,081 as of December 31, 2006	$8,481,992	$15,767,809
Accounts receivable, net of allowance for doubtful accounts of $667,262 and $612,612 as of March 31, 2007 and December 31, 2006, respectively	26,120,001	25,720,420
Prepaid expenses and other current assets	4,067,082	5,126,412
Deferred tax assets	77,489	77,489

Total current assets	38,746,564	46,692,130

Property and equipment, net	10,607,830	10,372,820

Deferred financing costs, net of accumulated amortization of $1,153,389 and $465,592 as of March 31, 2007 and December 31, 2006, respectively	12,635,784	13,323,581
Intangible assets, net	40,429,170	41,731,666
Goodwill	94,081,276	94,081,276
Security deposits and other assets	1,867,094	1,091,722

Total assets	$198,367,718	$207,293,195

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31, 2007 (UNAUDITED)	December 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$18,807,830	$19,336,863
Current portion of senior secured credit facility	6,000,000	5,000,000
Current portion of long-term debt and capital lease obligations	868,897	801,449
Accrued registration rights expense	3,000,000	—
Due to related parties	154,901	843,705

Total current liabilities	28,831,628	25,982,017

Long-term liabilities:
Senior secured credit facility	47,000,000	49,000,000
Convertible notes	42,989,190	41,485,758
Fair value of derivative instruments	29,144,689	32,148,148
Long-term debt and capital lease obligations	1,229,642	844,551
Deferred tax liabilities	9,104,231	11,162,321
Loan payable, related party	2,000,000	2,000,000

Total long-term liabililities	131,467,752	136,640,778

Total liabilities	160,299,380	162,622,795

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.001 per share 99,000,000 authorized shares shares issued and outstanding - 7,594,958 shares	7,595	7,595
Additional paid-in capital	46,223,660	45,509,334
Subscriptions receivable	(10,233)	(10,233)
Accumulated deficit	(8,152,684)	(836,296)

Total stockholders’ equity	38,068,338	44,670,400

Total liabilities and stockholders’ equity	$198,367,718	$207,293,195

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2007	February 6, 2006 (date of inception) to March 31, 2006

Revenues:
Air and ocean freight services	$21,474,531	$—
Logistics services	24,588,974	—

Total revenues	46,063,505	—

Direct expenses:
Air and ocean freight services	19,017,718	—
Logistics services	20,724,744	—

Total direct expenses	39,742,462	—

Revenues less direct expenses	6,321,043	—

Operating expenses:
General and administrative expense (including stock-based compensation expense of $1,060,759)	8,633,370	—
Depreciation and amortization	1,702,558	—

Total operating expenses	10,335,928	—

Loss from operations	(4,014,885)	—

Other income (expense):
Interest income	134,685	—
Interest, finance charges and bank fees	(4,899,871)	—
Gain on derivative instruments	1,801,905	—
Registration rights expense	(3,000,000)	—

Loss before income tax benefit	(9,978,166)	—

Income tax benefit	1,900,008	—

Net loss	$(8,078,158)	$—

Weighted average common shares outstanding, basic and diluted	7,594,958	—

Loss per common share, basic and diluted	$(1.06)	$—

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2007	February 6, 2006 (date of inception) to March 31, 2006

Cash flows from operating activities:
Net loss	$(8,078,158)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	54,650	—
Depreciation and amortization of property and equipment	400,062	—
Amortization of deferred financing costs	687,797	—
Amortization of intangible assets	1,302,496	—
Amortization of discount on convertible debt	1,063,648	—
Stock-based compensation expense	1,060,759	—
Gain on derivative instruments	(1,801,905)	—
Deferred income taxes	(2,058,090)	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(454,231)	—
Prepaid expenses and other current assets	1,059,330	—
Accounts payable and accrued expenses	(529,033)	—
Accrued registration rights expense	3,000,000	—

Net cash used in operating activities:	(4,292,675)	—

Cash flows from investing activities:
Purchase of property and equipment	(291,628)	—
Security deposits and other assets	(775,372)	—

Net cash used in investing activities	(1,067,000)	—

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended March 31, 2007	February 6, 2006 (date of inception) to March 31, 2006

Cash flows from financing activities:
Repayment of borrowings under the senior secured credit facility	$(1,000,000)	$—
Repayment of capital lease obligations	(237,338)	—
Repayment of loan payable, related party	(688,804)	—

Net cash used in financing activities	(1,926,142)	—

Net decrease in cash and cash equivalents	(7,285,817)	—
Cash and cash equivalents, beginning of period	15,767,809	—

Cash and cash equivalents, end of period	$8,481,992	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,703,762	$—
Income taxes	$438,082	$—

Noncash investing and financing activities:
Common stock issued in settlement of financing cost	$—	$59,500
Subscription receivable	$—	$359,501
Property and equipment acquired under capital leases	$343,444	$—

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

History and Nature of the Business

Summit Global Logistics, Inc. (the “Company”, “the Company”, “we”, “us”, and/or “our”) through the wholly-owned operating subsidiary, Maritime Logistics US Holdings Inc. (“Maritime” or “MLI”) and its subsidiaries, is an international third party logistics provider specializing in ocean transportation intermediary services for Asia and North America. It offers domestic and international ocean, air and ground third-party logistics services.

MLI was formed on February 6, 2006 in the State of New Jersey. MLI owns and manages various corporations that provide worldwide marine and inland transportation and logistics services. MLI, through one of its wholly-owned subsidiaries, possesses an ocean transportation intermediary license issued by the United States Federal Maritime Commission, pursuant to the Shipping Act of 1984, as a “Non-Vessel-Operating Common Carrier” (“NVOCC”). MLI is headquartered in Kenilworth, New Jersey.

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

On September 28, 2006, SLI purchased the entire issued capital of Seamaster Logistics (Holding) Limited (“SLHL”). SLHL is a Hong Kong/China-based, asset-light, ocean transportation intermediary and logistics provider with offices in Hong Kong and an exclusive agency network in China. During the quarter ended March 31, 2007, Seamaster Logistics (Shanghai) Ltd. was formed as a wholly-owned subsidiary of SLHL to expand the logistics business in China.

On November 8, 2006 (effective November 1, 2006), MLI merged with a wholly-owned subsidiary of Aerobic Creations, Inc. (“Aerobic”) pursuant to an agreement and plan of merger. The merger is treated as a recapitalization for financial accounting purposes. Accounting principles generally accepted in the United States of America generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. MLI is treated as the acquirer for accounting purposes, whereas Aerobic is treated as the acquirer for legal purposes. The Board of Directors and more than a majority of the stockholders approved a one for approximately 11.226 share reverse stock split of Aerobic’s issued and outstanding stock. On February 20, 2007, Aerobic changed its name to Summit Global Logistics, Inc.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Immediately following the merger and recapitalization, MLI acquired (i) all of the equity interests of FMI Holdco I LLC, and its parent company FMI Blocker, Inc.; and (ii) certain of the assets of the TUG Logistics group of companies including TUG Logistics, Inc. (“LAX”), TUG Logistics (Miami) Inc., and Glare Logistics, Inc. and all of the equity interests of Clare Freight Los Angeles Inc. and TUG New York, Inc. FMI Blocker Inc. was a pass through entity with no assets other than its controlling interest in FMI Holdco I LLC, and was immediately dissolved after the acquisition.

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

TUG USA, Inc. which acquired certain of the assets of the TUG Logistics group of companies and all of the equity interests of Clare Freight Los Angeles Inc. and TUG New York, Inc. (collectively “TUG”) operates as a non-asset based ocean transportation intermediary focused on imports and exports between the United States and Asia. TUG provides logistics services through its subsidiaries in the United States. TUG provides ocean, air, supply chain logistics, warehouse and distribution and customs brokerage services to its customers, as well as a full range of ocean transportation intermediary services, forwarding containers between Asia and the United States using multiple carriers. TUG is a “Non-Vessel-Operating Common Carrier” (“NVOCC”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Summit Global Logistics, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K/A for the year ended December 31, 2006. In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary for the fair presentation of our condensed consolidated financial position as of March 31, 2007 and the unaudited condensed consolidated statements of operations and cash flows for the quarter ended March 31, 2007 and for the period February 6, 2006 (date of inception) to March 31, 2006.

The unaudited condensed consolidated results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Summit Global Logistics Inc. and its subsidiary Maritime Logistics US Holdings Inc. and its subsidiaries, TUG USA, Inc., Summit Logistics International, Inc., AMR Investment Inc., Seamaster Logistics Inc., FMI Holdco I LLC, and their subsidiaries (collectively, the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Air and Ocean Freight Services. Revenue is recognized at the time of shipment.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and judgments about future events that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Examples include allowance for doubtful accounts, useful lives of fixed assets, intangible asset valuations, accrued expenses, fair value of financial instruments, incentive compensation, income taxes, self-insurance reserves, post-retirement benefits, contingencies and legal proceedings. Actual results may differ from these estimates under different assumptions or conditions.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily by using the straight-line and accelerated methods based upon the following estimated useful asset lives:

Office, computer and communication equipment	3 – 5 years
Transportation equipment	5 – 7 years
Warehouse and terminal equipment	7 years

Leasehold improvements are amortized over the term of the lease or useful life of the related asset, whichever is shorter.

Expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the assets ad related allowance for depreciation and amortization are eliminated from accounts and any resulting gain or loss is reflected in net income.

Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force Issue (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF No. 05-02, “The Meaning of Conventional Convertible Debt Instruments”, in EITF No. 00-19.

In accounting for the convertible notes, the Company considered the guidance contained in EITF 00-19 and SFAS 133. In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion. Accordingly, the convertible notes are not considered to be “conventional” convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability.

Derivatives

The Company issued warrants and convertible notes that contain embedded derivatives that require separate valuation. The Company, with the assistance of a third party, estimates the fair value of its derivatives using available market information and appropriate valuation methodologies. These derivatives derive their value primarily based on changes in the price and volatility of the Company’s common stock. Changes in the estimated fair value of the embedded derivatives could have a material effect on the Company’s results of operations. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts, if any, that the Company may eventually pay to settle these embedded derivatives. The Company recognizes these derivatives as liabilities in its consolidated balance sheet, measures them at their estimated fair value and recognizes changes in their estimated fair value in their consolidated results of operations in the period of change.

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

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Income Taxes

Deferred income taxes are recognized for temporary differences between the basis of the assets and liabilities for financial reporting and income tax purposes. Temporary differences result primarily from the Company’s net operating loss (“NOL”) carryforwards as well as differences relating to intangible assets. Deferred income taxes represent the future tax consequences of those differences that will either be taxable or deductible when the assets and liabilities are recovered or settled.

Adoption of New Accounting Policies

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of SFAS No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. (See Note 12 - Income Taxes, for additional disclosures).

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2006, the FASB issued a Staff Position (“FSP”) on EITF 00-19-2, “Accounting for Registration Payment Arrangements (“FSP 00-19-2”). This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” If the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement is included in the allocation of proceeds from the related financing transaction (or recorded subsequent to the inception of a prior financing transaction) using the measurement guidance in SFAS No. 5. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of the FSP. For prior arrangements, the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those years.

Foreign Currency Translation

The Company’s foreign subsidiary has been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Consolidated statement of income amounts have been translated using the average exchange rate for the period. The financial information of SLHL has been translated from its functional foreign currency to U.S. dollars. Adjustments from such translation were not material.

(Loss) Earnings Per Share

Basic (loss) earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per share reflect the potential dilution that could occur if the convertible notes were converted and common stock equivalents were exercised and then shared in the earnings of the Company. If the effect of outstanding options and warrants are anti-dilutive with respect to losses, they are excluded from the computation of loss per common share.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In October 2006, the FASB issued FSP No. 123(R)-5, “Amendment of FSP FAS 123(R)-1”, (“FSP FAS123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS Statement No 123(R) (“FSP FAS123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of SFAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the unaudited pro forma results of operations of the Company for the three months ended March 31, 2006. The unaudited pro forma financial information summarizes the results of operations for the three months ended March 31, 2006 as if the business combinations in 2006 had occurred as of January 1, 2006. The pro forma information contains the actual operating results of the consolidated companies, with the results adjusted to include the proforma impact of incremental expenses, incremental amortization of acquired intangible assets; incremental interest expense, and provision for income taxes. The Company has included the unaudited proforma condensed consolidated results of operations of FMI Holdco I, LLC and Subsidiary, Tug Logistics, Inc. and Affiliates and Amerussia Shipping Company, Inc. and Subsidiary. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the year presented or that may be obtained in the future.

Three Months Ended March 31, 2006

Total revenues	$44,985,741
Total direct expenses	36,455,180

Revenues less direct expenses	8,530,561
Total operating expenses	7,507,867

Income from operations	1,022,694

Other income (expenses):
Interest expense, net, finance charges and bank fees	(4,652,941)

Loss before income tax benefit	(3,630,247)
Income tax benefit	1,451,957

Net loss	$(2,178,290)

4.	PROPERTY AND EQUIPMENT

          At March 31, 2007 and December 31, 2006, property and equipment consisted of the following:

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2007 (UNAUDITED)	December 31, 2006

Office, computer and communication equipment	$1,402,377	$1,164,670
Transportation equipment	696,989	421,384
Warehouse and terminal equipment	8,399,706	8,411,961
Leasehold improvements	684,515	684,515
Construction in progess	151,934	17,919

	11,335,521	10,700,449
Less - Accumulated depreciation and amortization	(727,691)	(327,629)

Net book value of property and equipment	$10,607,830	$10,372,820

Depreciation and amortization expense was $400,062 for the three months ended March 31, 2007 and none for the period from February 6, 2006 (date of inception) to March 31, 2006.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in capital leases included in property and equipment are:

	Three Months Ended March 31, 2007 (UNAUDITED)	December 31, 2006

Capital leases, beginning of period	$1,922,104
Assets acquired through capital leases	343,444

Capital leases, end of period	2,265,548	$1,922,104
Less - accumulated depreciation	(225,513)	(96,639)

Net book value of capital leases	$2,040,035	$1,825,465

Depreciation expense for capital leases was $128,874 for the three months ended March 31, 2007 and none for the period from February 6, 2006 (date of inception) to March 31, 2006.

5.	INTANGIBLE ASSETS

          Intangible assets consist of the following:

	March 31, 2007 (UNAUDITED)	December 31, 2006

Trademark	$1,800,000	$1,800,000
Software and other	3,300,000	3,300,000
Customer list	37,500,000	37,500,000

	42,600,000	42,600,000
Accumulated amortization	(2,170,830)	(868,334)

Net carrying value	$40,429,170	$41,731,666

6.	SENIOR SECURED CREDIT FACILITY

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

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The credit facility contains affirmative and negative covenants, and financial covenants which include (a) minimum EBITDA (“earnings before income taxes, depreciation and amortization”) (b) maximum total senior debt to EBITDA ratio, (c) minimum fixed charge coverage ratio, (d) maximum capital expenditure, and (e) key man provisions. The Company failed to meet certain reporting and non-financial covenants under the senior secured credit facility in 2006 and failed to meet certain financial covenants contained in the senior secured credit agreement for the first quarter of 2007. The Company entered into a forbearance agreement with the senior secured creditor to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. In exchange for agreeing to enter the forbearance agreement, the senior secured creditor required that we modify the terms of the revolving loan portion of the senior credit facility to make the funds thereunder restricted for borrowing at their discretion.

On May 21, 2007, the Company amended the terms of its senior secured credit facility (see Note 15, Subsequent Events).

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company may redeem all or any portion of the notes on or after the third anniversary of the issuance of the notes, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days ending and certain other conditions are satisfied. A holder may require the Company to redeem the notes on the event of default or upon a change of control, in each case at a premium over the principal amount of the notes being redeemed. The premium in the event of a default is the greater of (x) the product of (i) the conversion amount to be redeemed together with accrued interest and unpaid interest and late charges, if any are incurred up to and including the conversion date, in respect of such conversion amount, and (ii) the Redemption Premium, as defined (ranging from 100% to 120%), or, (y) the product of (a) the closing sale price of the common stock on the date immediately preceding such event of default multiplied by (b) the number of shares of common stock into which the amount set forth in clause (x) would have converted. The premium in the event of a change of control is equal to a product of the amount of principal being redeemed multiplied by the greater of (a) the quotient of the closing sale price of our common stock immediately prior to the announcement of the change of control divided by the conversion price and (b) 120% in the first eighteen months, then 115% in the period from eighteen to forty-two months and 110% thereafter.

The convertible notes are secured by substantially all of our assets and are subordinate to our senior secured credit facility.

The Company entered into a forbearance agreement with the senior secured creditor to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. Pursuant to the forbearance agreement with the senior secured creditor, this agreement and the current inter-creditor agreement between our senior secured creditor and the convertible noteholders prohibits the convertible noteholders from receiving payments from the Company other than regularly scheduled principal and interest payments. On May 21, 2007, the Company amended the terms of its convertible notes (see Note 15, Subsequent Events).

8.	FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair value of derivative instruments consisting of compound embedded derivatives within the convertible notes and warrants issued in connection with the note financing and common stock financing was calculated using a lattice model utilizing discounted cash flows and black-scholes models utilizing weighted average exercise prices. The following primary assumptions were used:

•	Stock growth of 20%.

•	Annual volatility of 50%.

•	Note default of 5% increasing 0.1% per quarter.

•	Alternative financing available of 0% initially, increasing 1% per quarter to a maximum of 10%.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	Conversion pricing and exercise reset events occurring 5% of the time resulting in a weighted average conversion price of $10.937 and the warrant exercise price adjustment factor of 0.994.

The valuations of the embedded derivatives within the convertible note and investor warrants at the effective date of issuance are recorded as a discount to the face value of the convertible notes. The discount is amortized over the life of the note using an effective interest method. In addition, the value of the warrants issued to the placement agent was recorded as deferred financing costs in the amount of $1,428,673 and is expensed over the life of the note using an effective interest method. The warrants issued in connection with the common stock financing were valued at $7,361,264 on November 8, 2006. These derivative liabilities were fair valued as of March 31, 2007 as follows:

Compound embedded derivatives within the convertible notes	$14,744,495
Warrants attached to convertible notes	7,446,325
Warrants attached to common shares	6,953,869

$29,144,689

9.	RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company owed two shareholders a total of $154,901 related to the acquisition and reimbursement of net monies received on their behalf. This amount is reported as due to related parties on the unaudited condensed consolidated balance sheet.

As of December 31, 2006, the Company owed three shareholders a total of $843,705 related to the acquisition and reimbursement of net monies received on their behalf. This amount is reported as due to related parties on the consolidated balance sheet.

Pursuant to the purchase agreement to acquire SLHL, the seller was required to loan the Company $2,000,000. As of March 31, 2007, the seller has loaned the Company $2,000,000. The loan is noninterest-bearing and payable after five years. This amount is reported as loan payable, related party on the unaudited condensed consolidated balance sheet.

The Company has received a commitment from FMI Inc., an entity whose stockholders are also stockholders in the Company, to provide up to $7.5 million to replace the revolving portion of the Senior Credit Facility, on terms to be determined. (See Note 15, Subsequent Events).

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	401(k)/PROFIT-SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”), covering all eligible employees, as defined in the Plan. The Plan provides for employees’ contributions based on a percentage of covered employees’ salaries. The Company may contribute to the Plan matching contributions and discretionary profit sharing contributions. The Company approved a matching contribution equal to 25% of the employees’ contribution to the extent aggregate contributions did not exceed 4% of the employees’ compensation and additional profit sharing contributions. The 401(k) profit sharing expense for the three months ended March 31, 2007 and for the period from February 6, 2006 (date of inception) to March 31, 2006 were approximately $100,000 and none, respectively.

11.	OPTIONS AND RESTRICTED COMPENSATION AGREEMENTS

On November 8, 2006, the Company established the 2006 Equity Incentive Plan (“2006 Plan”) which provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), performance shares, restricted stock, restricted stock units and other common stock based awards to our employees, officers, directors, consultants, independent contractors and advisors of the Company and any other person who is determined by the Compensation Committee or the Board of Directors to have made (or is expected to make) contributions to the Company. The maximum number of shares available for issuance under the 2006 Plan as of March 31, 2007 is 1,633,500 shares. As of March 31, 2007, the Board of Directors have authorized the issuance of options to purchase 1,175,000 shares of common stock and the issuance of 233,500 shares of restricted stock under the 2006 Plan. As of March 31, 2007, the Company granted 667,000 SARs as additional compensation. These options and SARs have been granted with an exercise price equal to $10 per share. The options have a 5-year term with full vesting ranging from two to three years. The issued restricted compensation shares have a 3 year option are held in escrow and have an exercise price of $.001 per share with a vesting rate and period of fifty percent in the second year and fully vested in the third year. Stock-based compensation expense was $1,060,759 for the three months ended March 31, 2007 and none for the period from February 6, 2006 (date of inception) to March 31, 2006 and is included in general and administrative expenses.

12.	INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company because of the acquisitions is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss (“NOL”) carryforwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL carryforwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

The income tax benefit effective tax rate differs from the statutory federal income tax rate of 34% due to permanent differences and state income taxes.

13.	LEASE COMMITMENTS

The Company leases various facilities and equipment in accordance with noncancelable operating lease agreements, which expire at various dates through 2012. Total rent expense (net of sublease income) was $3,322,784 for the three months ended March 31, 2007 and none for the period from February 6, 2006 (date of inception) to March 31, 2006. The amount of sublease income recorded as an offset to rental expense was

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$927,366 for the three months ended March 31, 2007 and none for the period from February 6, 2006 (date of inception) to March 31, 2006.

The Company has capital lease obligations with financial institutions, with monthly installments of principal, including interest at various rates ranging from 4.3% to 12.1% through 2010, collateralized by equipment.

As of March 31, 2007, future minimum lease payments required under noncancelable leases are as follows:

Year ending December 31,	Capital leases	Operating leases

2007	$742,993	$12,445,000
2008	870,644	15,197,000
2009	307,801	12,091,000
2010	8,430	10,225,000
2011	—	7,827,000
Thereafter	—	6,195,000

Total future minimun lease payments	1,929,868	$63,980,000

Less - Amount representing interest	(177,762)

Present value of future net minimum lease payments	$1,752,106

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	OTHER COMMITMENTS AND CONTINGENCIES

Registration Commitments

The Company entered into a registration rights agreement with the buyers of the common shares in the private placement and convertible notes to provide certain registration rights with respect to the common stock underlying the warrants and the convertible notes and the shares held by management and certain security holders of the Company by April 9, 2007. The Company failed to register, and consequently, is obligated to pay the holders of the notes and warrants substantial penalty payments. As of March 31, 2007, the Company recorded a liability of $3,000,000 based on the agreement signed on May 21, 2007 (see Note 15, Subsequent Events).

The registration payment arrangement is related to the financing transaction completed in November 2006 in which the Company agreed to register and maintain the registration of the shares underlying the convertible debt as well as the common stock and warrants issued in the financing. The obligation to maintain the registration is for the life of the note and the warrants. The Company did not complete its registration by January 7, 2007 or maintain its registration throughout the period that the note and/or warrants were outstanding, and, accordingly is obligated to pay a cash penalty of 2% of the face value of the note per month, with a maximum penalty of 10% or $6,500,000. As of March 31, 2007, the Company determined that the registration payment provisions of the note financing was probable and recorded a liability of $3,000,000, based on the agreement signed on May 21, 2007 (see Note 15, Subsequent Events). In addition, the adoption of this FSP requires the Company to record a cumulative-effect adjustment to retained earnings for the change in accounting principle in the amount of $761,770, which accounts for the removal of the registration rights penalty from the compound embedded derivatives as of December 31, 2006, and adjusts the discount on the note based on the removal of the registration rights penalty from the discount.

Contingent Payments

In connection with the acquisitions, the Company has contractual commitments to make earn-out payments to former shareholders of TUG and SLI based upon agreed target levels. In addition, there are contingent earn-out payments based upon achievement of earnings above the targets.

The Company also has contractual obligations to pay contingent bonuses to certain key employees in accordance with their bonus agreements under the Management Incentive Plan based upon agreed target levels.

Revolver Loan Commitment

The Company has received a commitment from FMI, Inc., an entity whose stockholders are also stockholders of the Company, to provide up to $7.5 million to replace the revolving portion of the Senior Credit Facility, on terms to be determined. (See Note 15, Subsequent Events.)

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

Claims and Lawsuits

In March 2006, a former customer filed suit against FMI asserting claims for breach of contract, among other things and seeking damages of approximately $1,738,000. In May 2006, FMI filed a counterclaim for an amount in excess of the damages claimed by this former customer. The parties were ordered to arbitration in April 2007 and the resolution is still pending. The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business. In the opinion of management, these claims and the liability resulting from these matters, if any, will not have a material effect on the Company’s financial position.

Shipping Agreements

The Company entered into agreements with unrelated ocean carriers for the Company to receive commission revenue based on certain minimum volume levels and to protect various ocean shipping rates for the duration of the contract. These agreements expire December 31, 2007.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	SUBSEQUENT EVENTS

Corporate Headquarters Lease

On May 15, 2007, the Company entered into a lease agreement for fully furnished office space to be used for corporate headquarters in East Rutherford, New Jersey. The lease term commences June 2007 and expires December 2008. The monthly rent for the office space is $8,000.

Stock options

In April 2007, the Board of Directors, on the recommendation of the Compensation Committee, proposed an increase of an additional 250,000 shares of the common stock of the Company to issue to employees and prospective employees under the Company’s 2006 Equity Incentive Plan. In May 2007, the Stockholders of the Company approved this proposal to increase the shares of common stock to the Company’s 2006 Equity Incentive Plan at the Company’s Annual Meeting.

Amendments to senior secured credit facility and restructuring of convertible notes, and private placement notes.

Credit Facility. On May 21, 2007, in connection with the restructuring of the senior secured credit facility, the Company agreed to pay the senior secured creditor $265,000 and increase the interest rate on the loan facilities, in exchange, the lenders agreed that all declared events of default were waived and modified the financial covenants. As part of restructuring the debt of the Company, the Company amended the senior secured credit facility to increase the applicable margins by 0.50%. Under the amended credit facility the applicable margins per annum on LIBOR rate loans now range from 3.75% to 5.25% and for reference rate loans from 2.75% to 4.25% subject to the condition that the applicable margin will not be less than 5.25% during the period from May 21, 2007 until the consolidated financial statements are delivered to the agent after the last day of the fourth full fiscal quarter after the effective date, as defined.

In addition, on and after May 21, 2007, as part of the restructuring of the debt of the Company, the Company agreed that the senior secured lenders have no obligation to make any revolving loans to the Company under the revolving loan facility, except at their discretion.

Convertible Notes. On May 21, 2007, as part of the restructuring of the Company’s debt, the Company restructured the terms of the existing $65 million of secured convertible notes and accompanying warrants. After the restructuring the convertible notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment) and the warrants are exercisable at anytime prior to November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment).

The convertible notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the convertible notes range from 3.50% to 4.50% per annum subject to the condition that the applicable margin shall not be less than 4.50% during the period from November 8, 2006 until the financial statements are delivered to the applicable holder after the fourth full fiscal quarter after November 8, 2006. Further, the interest payment on the convertible notes for the five (5) consecutive calendar quarters commencing on the quarter ended June 30, 2007 is not payable until the earlier of the maturity date, November 8, 2011, or the date on which the notes are converted to common stock of the Company.

In exchange for $2 million of new convertible notes (as described below), the holders of the convertible notes waived their existing penalties pursuant to the registration rights agreement relating to the Company’s failure to cause the shares of common stock underlying the convertible notes and warrants to become registered and extended the deadline for causing such shares to be registered (classified in the unaudited condensed balance sheet as of March 31, 2007 as accrued registration rights expense). The agreement calls for the Company to file an amended registration statement with the Securities and Exchange Commission within 30 days of the amendment and for the registration statement to become effective within 90 days from the date of filing.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the restructuring of the convertible notes the exercise price of the warrants originally issued in connection with the convertible notes was reduced from $11.00 to $5.50.

New Convertible Notes. On May 21, 2007, the Company amended and restated the senior secured convertible notes to increase the principal amount of the notes by $12.5 million of new convertible notes, default interest and a $2 million fee (as discussed above), and issued new warrants (exercisable for up to 50% of the number of shares of common stock issuable upon conversion of the notes), which have substantially the same terms as the restructuring warrants, to the holders of the existing notes, to raise working capital. The Company sold $2.5 million of additional convertible notes and warrants (exercisable for up to 50% of the number of shares of common stock issuable upon conversion of the notes), on substantially the same terms, to the management of the Company. The Company can issue up to $2.0 million of additional convertible notes and warrants (exercisable for up to 50% of the number of shares of common stock issuable upon conversion of the notes), to certain professionals of the Company in satisfaction of fees owed to such professionals. The new secured convertible notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment) and the new warrants, which are exercisable until November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment).

The new notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the restructured convertible notes per annum range from 3.50% to 4.50% subject to the condition that the applicable margin shall not be less than 4.50% during the period from November 8, 2006 until the financial statements are delivered to the applicable holder after the fourth full fiscal quarter after November 8, 2006. Further, the interest payment on the new convertible notes for the five (5) consecutive calendar quarters commencing on the quarter ended June 30, 2007 is not payable until the earlier of the maturity date, May 21, 2012 for the new convertible notes, or the date on which the notes are converted to common stock of the Company.

The debt issuance cost at the date of issuance of the restructured convertible notes and the new notes amounted to approximately $2,577,000. An aggregate default interest payment of $400,833 in connection with a failure to deliver timely the quarterly financial statements of the Company at year-end will be payable on the earlier of November 8, 2011 or the date on which the notes are converted to common stock of the Company.

The Company may redeem all or any portion of the restructured convertible notes and the new notes on or after the third anniversary of the issuance of the restructuring convertible notes or new notes, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days ending and certain other conditions are satisfied, as opposed to November 8, 2006 as set out in the original notes.

The convertible notes are secured by substantially all of our assets and are subordinate to our senior secured credit facility.

Private Placement Notes. On May 21, 2007, in connection with the restructuring of the debt of the Company, a majority of the holders of the common stock of the Company agreed to waive certain penalties pursuant to the registration rights agreement relating to the Company’s failure to cause certain shares of common stock and shares of common stock underlying warrants to become registered and extended the deadline for causing such shares to be registered, in exchange for all of the participants in

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Company’s prior private placement of common stock receiving, pro rata, unsecured convertible notes in the aggregate principal face amount of $1 million (classified in the unaudited condensed consolidated balance sheet as of March 31, 2007 as accrued registration rights expense).

The unsecured convertible notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment). There are no financial covenant requirements and limited reporting requirements in conjunction with the unsecured convertible notes.

Item I. Financial Statements - Predecessor Companies

FMI HOLDCO I LLC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

Revenues	$27,893,371

Expenses
Direct expenses, excluding depreciation	21,102,764
Facility shutdown and other costs	64,523
Depreciation and amortization	1,047,851
General and administrative	3,209,087

Income from operations	2,469,146

Other income (expense)
Interest income	12,898
Interest expense and bank fees	(1,387,292)

(1,374,394)

Income before income taxes	1,094,752

Income taxes	60,184

Net income	$1,034,568

See accompanying notes to Condensed Consolidated Statement of Operations.

FMI HOLDCO I LLC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

Cash flows from operating activities:
Net income	$1,034,568
Adjustments to reconcile net income to net cash provided by operating activities Provision for doubtful accounts	151,960
Depreciation and amortization	342,959
Amortization of intangibles	628,085
Changes in assets and liabilities
Accounts receivable	(701,543)
Prepaid expenses and other current assets	(716,192)
Deposits	(817)
Deferred rent	(120,149)
Accounts payable and accrued expenses	(450,306)

Net cash provided by operating activities	168,565

Cash flows from investing activities
Acquisition of property and equipment	(209,812)

Net cash used in investing activities	(209,812)

Cash flows from financing activities
Repayment of long-term debt and capital lease obligations	(1,174,815)
Debt issuance costs	9,998

Net cash used in financing activities	(1,164,817)

Net decrease in cash and cash equivalents	(1,206,064)

Cash and cash equivalents, beginning of period	1,580,213

Cash and cash equivalents, end of period	$374,149

Supplemental cash flow disclosures
Interest paid	$1,319,118
Income taxes paid	$60,184

Noncash investing and financing activities
Property and equipment acquired under capital leases	$26,000

See accompanying notes to Condensed Consolidated Statement of Cash Flows.

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND CASH FLOWS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of FMI Holdco I LLC and its wholly-owned subsidiary, FMI International LLC (collectively, the “Company” or “FMI”). All intercompany balances and transactions have been eliminated in consolidation.

Nature of Business

The Company is a full-service logistics and supply chain management service provider to the retail industry. The Company offers ocean and air freight forwarding; local trucking services in the New York and Los Angeles metropolitan markets; line haul truck load services throughout the continental 48 states; and warehousing, consolidation, distribution and marketing services in the New York, Los Angeles and Miami markets.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized as services are rendered to customers and collection is reasonably assured.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company, at times, has balances with financial institutions in excess of the FDIC limits. The Company limits the amount of exposure with any one financial institution and believes that no significant concentration of investment risk exists with respect to cash or cash equivalents.

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers’ financial condition while generally requiring no collateral.

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND CASH FLOWS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk (continued)

The Company provides an allowance for doubtful accounts based on specifically identified amounts that are deemed to be uncollectible. In addition, an allowance is provided based on historical experience and assessments of the general financial conditions affecting the customer base. The Company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in one of those customers’ credit worthiness, or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the Company’s results of operations in the period in which such changes or events occur.

After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

At March 31, 2006, approximately 15.5% and 8.8% of accounts receivable are due from two customers.

The Company generated approximately 21% and 15% of its revenues for the three months ended March 31, 2006 from two customers.

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

Income Taxes

In lieu of federal corporation income taxes, the members of an LLC include their proportionate share of the Company’s taxable income or net operating loss in their individual income tax returns. Certain minimum state taxes have been recorded for the period.

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND CASH FLOWS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

2 - 401(k)/PROFIT-SHARING PLAN

The Company’s 401(k)/profit-sharing plan covers substantially all eligible full-time employees. Employer contributions for the 401(k) portion are $0.25 per $1.00 for participating employees up to 4% of salary, while employer contributions for the profit-sharing portion are discretionary. Contributions for the three months ended March 31, 2006 were approximately $100,000.

3 - RELATED PARTY TRANSACTIONS

The Company paid $104,489 to KRG Capital (“KRG”) during the three months ended March 31, 2006. These fees were ongoing financial and managerial consulting fees. KRG has a controlling interest in FMI Holdco I LLC.

In 2004, certain members purchased the Carteret facility and assumed the existing lease, which expires in 2014. Payments to the members under this lease totaled $104,489 for the three months ended March 31, 2006. On June 29, 2006, the Carteret facility was sold to an unrelated entity, with the present lease remaining in place.

4 - FACILITY SHUTDOWN

In 2004, management approved a plan (the “Plan”) to shut down a warehouse facility in an effort to improve operating efficiencies. The Plan provided for the closing of its Carson, California warehouse. The Plan expenses include impairment of fixed assets and lease costs (net of estimated sublease rentals) related to the shutdown of the facility. Effective April 1, 2005, the Company entered into a sublease agreement with a third party to occupy the entire facility through July 2007, the termination date of the underlying lease. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, plan expenses are recorded net of sublease payments as of July 1, 2004 (the cease-use date). The Company incurred an additional expense of $65,134 in the three months ended March 31, 2006 related to the facility shutdown.

TUG LOGISTICS, INC. AND AFFILIATES

CONDENSED COMBINED STATEMENT OF OPERATIONS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

Net sales	$16,453,653

Cost of sales	14,842,826

Gross profit	1,610,827

Operating expenses
General and administrative	1,263,928
Depreciation and amortization	11,718

Operating expenses	1,275,646

Income from operations	335,181

Interest income	2,758

Income before income taxes	337,939

Income taxes	37,259

Net income	$300,680

See accompanying notes to the Condensed Combined Statement of Operations.

TUG LOGISTICS, INC. AND AFFILIATES

CONDENSED COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

Cash flows from operating activities
Net income	$300,680
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	11,719
Provision for doubtful accounts	149,000
Changes in assets and liabilities
Accounts receivable	816,579
Prepaid expenses and other current assets	(92,110)
Security deposits	41,865
Accounts payable and accrued expenses	(517,923)
Income taxes payable	9,576

Net cash provided by operating activities	719,386

Cash flows from investing activities
Notes receivable, related parties	98,141
Acquisition of property and equipment	(22,199)

Net cash provided by investing activities	75,942

Cash flows from financing activities
Principal payments of long term debt and capital lease obligations	(229,056)

Net cash used in financing activities	(229,056)

Net increase in cash and cash equivalents, end of period	$566,272

Cash and cash equivalents, beginning of period	1,461,068

Cash and cash equivalents, end of period	$2,027,340

Supplemental cash flow disclosures
Interest paid	$743
Income taxes paid	$27,683

See accompanying notes to the Condensed Combined Statement of Cash Flows.

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND CASH FLOWS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

TUG Logistics, Inc. and Affiliates (“TUG” or the “Company”) provide logistics services through four operating entities in the United States. TUG is headquartered in Los Angeles, California and utilizes over 40 agents in China, Taiwan, Hong Kong, Korea, Japan, Malaysia, Indonesia, Thailand, Singapore and the Philippines. TUG provides ocean, air, supply chain logistics, warehouse and distribution and customs brokerage services to its customers, as well as a full range of ocean transportation intermediary services, forwarding containers (primarily via ocean and air, but also bulk cargo) between Asia and the United States using multiple carriers. TUG is a “Non-Vessel-Operating Common Carrier” (“NVOCC”).

TUG’s four operating entities in the United States are:

•	TUG Logistics, Inc. (“LAX”) - a California based NVOCC and headquarters for all TUG operations

•	TUG Logistics (Miami), Inc. (“MIAMI”) - a Miami based NVOCC

•	Clare Freight, Los Angeles, Inc. (“CLARE”) - provides customs house brokerage services

•	Glare Logistics Inc., Carson, California (“GLARE”) - provides warehouse and distribution services

Principles of Combination

The accompanying financial statements include the combined accounts of TUG Logistics, Inc. and Affiliates which are affiliated through common ownership. All significant intercompany balances and transactions have been eliminated in combination.

Revenue Recognition

Revenue is recognized upon discharge of freight at the port of destination.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual results could differ from those estimates.

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND CASH FLOWS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company’s cash balances are maintained at several banks. The balances are insured by the Federal Deposit Insurance Corporation for up to an aggregate of $100,000 for each company for each bank. Balances in these accounts at times exceed the insured limit.

Depreciation

Depreciation is provided using the straight-line method over estimated useful lives ranging from three to seven years.

Income Taxes

LAX and CLARE have elected S Corporation status for federal and California income tax purposes. Under these elections, the taxable income or loss is reportable by the stockholders on their individual income tax returns and there are no provisions made for federal income tax. Provisions are made for applicable state income taxes.

MIAMI and GLARE are C corporations for federal income tax purposes and are also subject to state income taxes in various jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this report and together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes thereto in our Form 10-K/A for the fiscal year ended December 31, 2006.

FORWARD LOOKING STATEMENTS

This quarterly report contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements generally relates to our strategies, plans and objectives for future operations and are based on our current plans and beliefs or estimates of future results or trends.. Forward looking statements also involve risks and uncertainties, including, but not restricted to, the risk and uncertainties described in Item 1A of our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2006, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

You should not place undue reliance on any forward-looking statements which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we will not update these forward-looking statements, even if our situation changes in the future. We caution the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect our actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

•	Consolidated and Predecessor Companies Financial Statements

•	Discussion of Operating Results

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Impact of Inflation

•	Critical Accounting Policies and Use of Estimates

•	Contractual Obligations

Consolidated And Predecessor Companies Financial Statements

We have included in our filing the unaudited condensed consolidated statements of operations for Summit Global Logistics Inc. (formerly Aerobic Creations Inc.) and its subsidiary, Maritime Logistics US Holdings Inc., and its subsidiaries, TUG USA, Inc., Summit Logistics International, Inc., AMR Investment Inc., Seamaster Logistics Inc., FMI Holdco I LLC, and their subsidiaries (collectively, the “Company,” “we,” “us,” and/or “our”) for the three months ended March 31, 2007 and the period from February 6, 2006 (date of inception) to March 31, 2006. Also included are separate unaudited condensed consolidated statements of operations and cash flows of FMI Holdco I LLC, and Subsidiary; and separate unaudited condensed combined statements of operations and cash flows of TUG Logistics, Inc. and Affiliates (“Predecessor Companies”) for the three monthes ended March 31, 2006. The financial information presented is not necessarily indicative of the future financial position or future results of operations of the consolidated enterprise.

Acquisitions

The Company is a reporting company under the Exchange Act, and its common stock is quoted on the NASD’s Over-the-Counter Bulletin Board. The Company was formed as a Nevada corporation on February 25, 2004, under the name “Aerobic Creations, Inc.” The Company’s initial business plan was to produce and sell aerobics workout DVDs.

The Company reincorporated as a Delaware corporation in August 2006 through a migratory merger. Prior to the acquisition of MLI (which we refer to as the merger), the Company did not have any meaningful business operations. Prior to the merger, R&R Biotech Partners, LLC, an affiliate of Rodman & Renshaw, LLC, the Company’s placement agent, and Arnold Kling, acquired shares of the Company’s common stock in private placements, both from then existing stockholders and directly from the Company, as a result of which they became the owners of approximately 92.4% of it’s issued and outstanding capital stock prior to the merger.

As a result of the merger, MLI became a wholly-owned subsidiary of the Company and the security holders of MLI received an aggregate of 1,451,000 restricted shares of the Company’s common stock. As a result of the merger and the issuance of stock to the security holders of MLI, the former security holders of MLI held approximately 85.5% of the Company’s outstanding common stock immediately after the merger and prior to the financings. Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. The acquisition was accounted for as a reverse acquisition whereby MLI was deemed to be the “accounting acquirer.” Additionally, upon the effectiveness of the merger, the Company’s then existing officers and directors were replaced by individuals associated with MLI. Upon the effectiveness of the merger and prior to the financings and the acquisitions, security holders holding 85.5% of the Company’s then outstanding common stock voted, by written consent, to amend and restate its certificate of incorporation, to, among other things, change the Company’s corporate name from Aerobic Creations, Inc. to Summit Global Logistics, Inc. and effect the reverse split, as described below. In addition, the Company’s security holders voted to approve certain executive compensation arrangements and to adopt a new stock incentive plan and certain other benefit plans (as described herein). On January 29, 2007, the Company filed a definitive information statement with the Securities and Exchange Commission under Regulation 14C of the Exchange Act with respect to these stockholder consents. The actions taken by the consent became effective on or around February 20, 2007, 20 days after mailing an information statement in compliance with Regulation 14C to its security holders.

After completion of the merger, the Company joined the common stock financing, the note financing and the senior credit facility agreements arranged by MLI. With a substantial portion of the proceeds of the credit facility and the financings, the Company and its subsidiaries acquired (i) FMI and one of its parent companies; and, then (ii) certain of the assets or equity interests of the TUG Logistics group of companies, including certain of the assets of TUG Logistics, Inc., TUG Logistics (Miami), Inc. and Glare Logistics, Inc., as well as all of the equity interests of Clare Freight, Los Angeles, Inc. and TUG New York, Inc., which collectively we refer to as TUG. As a result, the former security holders and employees of MLI, FMI and TUG own approximately 53.0% of the Company’s issued and outstanding common stock, the holders of common stock issued in the common stock financing own approximately 43.8% of the Company’s issued and outstanding common stock and the Company’s security holders who held its stock prior to the merger with MLI hold the remainder of its outstanding common stock.

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

We believe we can successfully implement our acquisition strategy due to the following factors:

•	the highly fragmented composition of the market;

•

our strategy for creating an organization with global reach should enhance an acquired company’s ability to compete in its local and regional market through a broader service offering and lower operating costs;

•	the potential for increased profitability as a result of our centralization of certain administrative functions, greater purchasing power, and economies of scale;

•	our centralized management capabilities which should enable us to effectively manage our growth and integrate the companies we acquire;

•	our status as a public corporation should provide us with a currency for acquisitions;

•	the ability of our management to identify, acquire and integrate acquisition opportunities; and

•	our ability to develop and maintain key customer relationships in the industry.

Certain of our financing documents contain covenants which substantially restrict our ability to consummate acquisitions in the future. These restrictions could materially and adversely affect the implementation of our growth strategy. Please refer to “Senior Secured Credit Facility” in this section for more information.

On or about December 26, 2006, the provincial authority in Shanghai in the People’s Republic of China approved the establishment of our wholly-foreign-owned enterprise, or WFOE, in the People’s Republic of China under newly adopted rules in China permitting foreign corporations to own and operate their own companies in China. The approval we received was subject to the WFOE obtaining its business license from the Shanghai provincial authority, which was subsequently received. Consequently, we have proceeded to establish offices at major transportation centers located in China. Given the flexibility this new approval will afford us, we currently are reviewing our overall strategy (including our acquisition strategy) for addressing the Chinese market. We may acquire the Shanghai office of SeaMaster Logistics (China) Ltd., a Chinese company, we refer to as SeaMaster China, during 2007, and subsequently, its other offices in China, subject in each case to the approval of local authorities in each province. We may acquire SeaMaster China’s assets, or hire its personnel. At present, SLI, our subsidiary, has an exclusive agency agreement with SeaMaster China. SeaMaster China has a Class A license as an international freight forwarding agent in Shanghai. We believe acquiring SeaMaster China or its assets, or hiring some or all of its personnel, in the future, will provide increased freight services revenue for us in China. We hope to hire additional personnel experienced in logistics in China during the first half of 2007. There can be no assurance that we will consummate the acquisition of SeaMaster China, or hire the additional experienced personnel in China. SeaMaster China primarily focuses on imports to the United States.

Discussion of Operating Results

The following discussion of operating results explains material changes in results of operations for the unaudited consolidated and combined companies for the quarters ended March 31, 2007 and 2006. The discussion should be read in conjunction with the financial statements and related notes and financial information included elsewhere in this report.

Aerobic Creations Inc. (“Aerobic”) merged with Maritime Logistics US Holdings, Inc. (“Maritime”) on November 8, 2006. On February 20, 2007, Aerobic changed its name to Summit Global Logistics, Inc. (“Summit”). The financial information noted as Summit reflects the results of operations of Summit Global Logistics Inc. and subsidiaries from February 6, 2006 (date of inception).

On November 8, 2006, FMI Holdco I LLC (“FMI”) was acquired by Maritime, a subsidiary of Summit. FMI Holdco I LLC is a predecessor company. The financial information noted as FMI reflects the results of operations of FMI Holdco I LLC and Subsidiary prior to the date of the merger.

On November 8, 2006, TUG Logistics Inc. and Affiliates was acquired by Maritime, a subsidiary of Summit. TUG Logistics Inc. is a predecessor company. The financial information noted as TUG reflects the results of operations of the TUG entities acquired prior to the date of the merger.

Geographic Operating Results.

We manage our business through three geographic areas comprised of the Americas, Asia Pacific and Europe, which offer similar products and services. Each geographic area is managed regionally by executives who are directly accountable to and maintain regular contact with our Chief Executive Officer to discuss operating activities, financial results, forecasts and plans for each geographic region. For reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services are attributed to the country where the services are performed. Our unaudited consolidated revenues and operating income for the three months ended March 31, 2007 are set forth in the following table (in millions):

	Three Months Ended March 31, 2007	February 6, 2006 (date of inception) to March 31, 2006

Revenues:
Americas	$25.3	$—
Asia Pacific	20.8	—

	$46.1	$—

Net loss:
Americas	$(8.5)	$—
Asia Pacific	0.4	—

	$(8.1)	$—

Three months ended March 31, 2007 compared with the predecessor three months ended March 31, 2006. For the three months ended March 31, 2007 and 2006, the results of operations of each of the separate companies are shown in the following table and significant changes are discussed below (in millions):

	Three Months Ended

(in millions)	3/31/07	3/31/06	Change	%

Revenues:
Summit	$46.1	$—	$46.1
FMI	—	27.9	(27.9)
TUG	—	16.5	(16.5)

	46.1	44.4	1.7	3.9%
Revenues less direct expenses:
Summit	6.3	—	6.3
FMI	—	6.8	(6.8)
TUG	—	1.6	(1.6)

	6.3	8.4	(2.1)	-24.8%
Selling, general and administrative:
Summit	8.6	—	8.6
FMI	—	3.2	(3.2)
TUG	—	1.3	(1.3)

	8.6	4.5	4.1	93.0%
Depreciation and amortization:
Summit	1.7	—	1.7
FMI	—	1.0	(1.0)
TUG	—	—	—

	1.7	1.0	0.7	60.7%
Facility shutdown and other costs
Summit	—	—	—
FMI	—	0.1	(0.1)
TUG	—	—	—

	—	0.1	(0.1)	-100.0%
Interest expense:
Summit	4.9	—	4.9
FMI	—	1.4	(1.4)
TUG	—	—	—

	4.9	1.4	3.5	257.2%
Registration rights expense:
Summit	3.0	—	3.0
FMI	—	—	—
TUG	—	—	—

	3.0	—	3.0	100.0%
Other income (expense)
Summit	1.9	—	1.9
FMI	—	—	—
TUG	—	—	—

	1.9	—	1.9	100.0%
Income for (benefit) provision
Summit	(1.9)	—	(1.9)
FMI	—	0.1	(0.1)
TUG	—	—	—

	(1.9)	0.1	(2.0)	-2049.9%
Net loss
Summit	(8.1)	—	(8.1)
FMI	—	1.0	(1.0)
TUG	—	0.3	(0.3)

	$(8.1)	$1.3	$(9.4)	-705.0%

Revenues

•

SUMMIT - Revenues of $46.1 million for the quarter ended March 31, 2007 is due to the consolidated operations of Summit Global Logistics Inc. and Subsidiaries. The amount includes the revenues of AmeRussia Shipping Co. Inc., FMI and TUG of $0.7 million, $24.6 million and $20.8 million, respectively.

•

FMI - Revenues were $27.9 million for the quarter ended March 31, 2006. On November 8, 2006, FMI was acquired by Maritime, a subsidiary of Summit. On a comparative basis, revenues for the quarter ended March 31, 2007 decreased by $3.3 million or 11.8%. This decrease is due to the loss of warehouse accounts decreasing the revenue handling.

•

TUG - Revenues were $16.5 million for the quarter ended March 31, 2006. On November 8, 2006, TUG was acquired by Maritime, a subsidiary of Summit. On a comparative basis, revenues for the quarter ended March 31, 2007 increased by $4.3 million or 26.4%. This increase is due to (i) an increase in containerized cargo freight management movements related to the continued expansion of business to the United States’ East and Gulf Coasts from Asia, including the opening of a New York office during 2006, and (ii) general market growth.

Revenues less direct expenses (Gross profit)

•

SUMMIT - Gross profit of $6.3 million for the quarter ended March 31, 2007 is due to the consolidated operations of Summit Global Logistics, Inc. and Subsidiaries. The amount includes the gross profits of AmeRussia Shipping Co. Inc., FMI and TUG of $0.2 million, $3.9 million and $2.2 million, respectively.

•

FMI - Gross profit was $6.8 million for the quarter ended March 31, 2006. On a comparative basis, gross profits for the quarter ended March 31, 2007 decreased by $2.9 million or 43.1%. On a comparative basis, gross profit as a percent of revenue decreased from 24.3% in the quarter ended March 31, 2006 compared to 15.7% for the quarter ended March 31, 2007. This decrease and the lower gross profit margin is due to the loss of warehousing revenue accounts reducing the overall contribution factor on the fixed cost of the building.

•

TUG - Gross profit was $1.6 million for the quarter ended March 31, 2006. On a comparative basis, gross profits for the quarter ended March 31, 2007 increased by $0.6 million or 39.7%; and gross profit as a percent of revenue increased from 9.8% to 10.8%. This increase is due to (i) an increase in containerized cargo freight management movements related to the continued expansion of business to the United States’ East and Gulf Coasts from Asia, including the opening of a New York office during 2006, and (ii) general market growth.

Selling, general and administrative expenses

•

SUMMIT - Selling, general and administrative (“SG&A”) expenses of $8.6 million for the quarter ended March 31, 2007 is due to the consolidated operations of Summit Global Logistics, Inc. and Subsidiaries. The amount includes the SG&A of AmeRussia Shipping Co. Inc., FMI, TUG and Seamaster of $0.3 million, $2.9 million, $1.6 million and $0.2 million, respectively. Summit SG&A of $3.6 million include approximately $0.5 million of nonrecurring expenses, principally professional and filing fees related to the registration process and financing negotiations.

• FMI - SG&A were $3.2 million for the quarter ended March 31, 2006. On a comparative basis, SG&A for the quarter ended March 31, 2007 decreased by $0.3 million or 8.3%.

•

TUG - SG&A were $1.3 million for the quarter ended March 31, 2006. On a comparative basis, SG&A for the quarter ended March 31, 2007 increased by $0.4 million or 29.2% The increase was primarily driven by an increase in staff and other cost to service its business expansion into the United States’ East and Gulf coasts.

Depreciation and amortization

•

SUMMIT – Depreciation and amortization expenses of $1.7 million for the quarter ended March 31, 2007 is due to the consolidated operations of Summit Global Logistics Inc. and Subsidiaries. The amount includes the depreciation and amortization of FMI and TUG of , $1.5 million and $0.2 million, respectively.

•

FMI – Depreciation and amortization expenses were $1 million for the quarter ended March 31, 2006. On a comparative basis, depreciation and amortization expenses for the quarter ended March 31, 2007 increased by $0.4 million or 40.4%. This increase is primarily due to amortization of revalued intangible assets adjusted to its fair value at the date of the acquisition in November 8, 2006.

Facility shutdown and other costs

• FMI – Facility shutdown and other costs were $0.1 million for the quarter ended March 31, 2006. The 2006 amount represents trailing cost related to a facility shutdown in 2004.

Interest expense

•

SUMMIT – Interest expense of $4.9 million for the quarter ended March 31, 2007 is principally due to the senior secured credit facility obtained and the convertible notes issued to finance acquisitions on November 8, 2006.

•

FMI – Interest expense was $1.4 million for the quarter ended March 31, 2006. On a comparative basis, interest expense for the quarter ended March 31, 2007 decreased by $1.3 million or 95.1%. The credit facility of FMI was fully paid at the date of their merger with Summit.

Registration rights expense

•

SUMMIT – Registration rights expense of $3.0 million for the quarter ended March 31, 2007 is due to the failure to meet the registration provision with the convertible note holders and the private placement common stock purchasers.

Other income (expense)

•

SUMMIT – Other income of $1.9 million is principally due to the change in fair value of derivative instruments of $1.8 million and interest income. Our derivative instruments include embedded discounts on convertible notes and warrants.

Income tax (benefit) provision

•

SUMMIT - Income tax benefit of $1.9 million for the quarter ended March 31, 2007 is 20.2% of the loss before income tax (benefit) provision. The effective tax rate differs from the statutory federal income tax rate of 34% due to permanent differences and state income taxes.

•

FMI - Income tax provision was $0.1 million for the quarter ended March 31, 2006. This is 7.1% of income before income tax provision. The effective tax rate differs from the statutory federal income tax rate of 34% because FMI was primarily taxed as a pass through entity (S Corporation) and, accordingly, the income taxes related to the operations prior to its acquisition were primarily paid by the equity owners.

Net income (loss)

•

SUMMIT - Net loss of $8.1 million for the quarter ended March 31, 2007 is principally caused by nonrecurring SG&A expenses of $0.5 million relating to the registration process and debt negotiations, interest expense of $4.7 million and registration right expense of $3.0 million.

•

FMI - Net income was $1.0 million for the quarter ended March 31, 2006. On a comparative basis, net income for the quarter ended March 31, 2007 decreased by $1.8 million.. This decrease was primarily caused by decreased revenues offset by decreased interest expense.

•

TUG - Net income was $0.3 million for the quarter ended March 31, 2006. On a comparative basis, net income for the quarter ended March 31, 2007 increased by $0.1 million. This increase was primarily caused by business expansion into the United States’ East and Gulf coasts offset by increased costs related to the expansion.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of approximately $8.5 million. We entered into a forbearance agreement with our senior lenders relating to our failure to meet certain reporting and non-financial covenants in our senior secured credit facility and our failure to meet certain financial covenants contained in our senior secured credit agreement for the first quarter of 2007.

On May 21, 2007, we reached an agreement on the terms of the amendment and restructuring of our senior secured credit facility, convertible notes and warrants. See “Contractual Obligations”. The amendment to our credit facilities provides us with additional working capital of approximately $12.5 million, after restructuring costs, which we consider to be sufficient capital to meet our planned operations for the year ended December 31, 2007.

We anticipate that our capital expenditures for 2007 will be approximately $1.0 million, comprised of the replacement of current warehouse equipment, additional office equipment, leasehold improvements, and information technology. We believe that funds generated from operations and funds from our new financing agreements will provide sufficient liquidity to meet our working capital requirements through December 31, 2007 based on our current plans.

We base our assessment on the following assumptions:

•	our business will generate sufficient operating cash flow;

•	the capital expenditures associated with our businesses will be modest;

•	all significant short-term capital expenditures, working capital requirements and debt amortization will be funded with cash on hand, and the financing from our credit facilities.

We are dependent on the ongoing support of our lenders. We will require additional working capital in the future to fund our growth. We believe we will obtain access to additional sources of equity and debt financing, but can provide no assurance that additional funds will be available, or if available, on commercially acceptable terms or in a timely manner to enable us to continue our operations in the normal course. Our covenants in connection with the financings limit our ability to raise more debt or capital. See “Contractual Obligations -Senior Credit Facility” for more information.

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

Critical Accounting Policies and Use of Estimates

The preparation of our unaudited condensed financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that are not readily apparent from other sources. We evaluate these estimates including those related to basis of consolidation, business combinations, revenue recognition, self insurance, accounts receivable and allowance for doubtful accounts, impairment of tangible and intangible assets and goodwill. Actual results may differ from these estimates using different assumptions under different conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Our Annual Report on Form 10K/A for the year ended December 31, 2006 includes a discussion on the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements. There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2007.

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business that will require substantial future payments. The following table illustrates the contractual obligations of the operating companies as of March 31, 2007:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term-debt	$53,000,000	$6,000,000	$16,000,000	$31,000,000	$—

Interest on long-term debt	17,108,000	5,125,000	8,000,000	3,983,000	—

Capital leases	1,752,106	868,897	883,209	—	—

Interest on capital leases	177,762	97,212	80,550	—	—

Operating leases	63,980,000	16,432,000	26,321,000	16,390,000	4,837,000

Purchase Obligations	—	—	—	—	—

Accrued registration rights	3,000,000	3,000,000	—	—	—

Convertible notes and other loans	74,133,879	—	—	74,133,879	—

	$213,151,747	$31,523,109	$51,284,759	$125,506,879	$4,837,000

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

Net Senior Debt/ TTM(1) EBITDA	Applicable Margin (LIBOR Rate Loans)	Applicable Margin (Reference Rate Loans)

>3.0x	4.75%	3.75%
> 2.5x <= 3.0x	4.50%	3.50%
> 2.0x <= 2.5x	4.25%	3.25%
> 1.5x <=2.0x	4.00%	3.00%
<= 1.5x	3.75%	2.75%

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

Amendments to senior secured credit facility

On May 21, 2007, in connection with restructuring the senior secured credit facility, the Company agreed to pay the senior secured creditor $265,000, increase the interest rate on the loan facilities, and modify the financial covenants and, in exchange, the lenders agreed that all declared events of default were waived. As part of restructuring the debt of the Company, the Company amended the senior secured credit facility to increase the applicable margins by 0.50%. Under the amended credit facility the applicable margins per annum on LIBOR rate loans now range from 3.75% to 5.25% and for reference rate loans from 2.75% to 4.25% subject to the condition that the applicable margin will not be less than 5.25% during the period from May 21, 2007 until the financial statements are delivered to agent after the last day of the fourth full fiscal quarter after the effective date, as defined.

In addition, on and after May 21, 2007, as part of the restructuring of the debt of the Company, the Company agreed that the senior secured lenders have no obligation to make any revolving loans to the Company under the revolving loan facility, except at their discretion.

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

A holder may require us to redeem the notes upon an event of default or upon a change of control, in each case at a premium over the principal amount of the notes being redeemed. The premium in the event of a default is the greater of (x) the product of (i) the conversion amount to be redeemed together with accrued interest and unpaid interest and late charges, if any are accrued up to and including the conversion date , in respect of such conversion amount, and (ii) the Redemption Premium, as defined (ranging from 100% to 120%), or, (y) the product of (a) the closing sale price of the common stock on the date immediately preceding such event of default multiplied by (b) the number of shares of common stock into which the amount set forth in clause (x) would have converted. The premium in the event of a change of control is equal to the product of the amount of principal being redeemed multiplied by the greater of (a) the quotient of the closing sale price of our common stock immediately prior to the announcement of the change of control divided by the conversion price and (b) 120% in the first 18 months, 115% in the period from 18 to 42 months and 110% thereafter. We may redeem all or any portion of the notes after the third anniversary of the issuance of the notes, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days ending and certain other conditions are satisfied. If we redeem the notes, we must pay the principal and accrued interest through the date of redemption.

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

The warrants issued in connection with the notes also provide for a cash payment in the event of a change of control equal to the Black Scholes value of the unexercised portion of the warrant which may result in a significant cash payment to the holders of the warrants.

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

We also entered into an amended registration rights agreement with the buyers, whereby we agree to provide certain registration rights with respect to the common stock underlying the notes and warrants and the shares held by management and the security holders of Aerobic prior to the merger under the Securities Act of 1933 and the rules and regulations promulgated thereunder. If we do not satisfy our obligations under the registration rights agreement, we are obligated to pay the holders of the notes and warrants substantial penalty payments. See “Registration Rights Agreement.”

Restructured to convertible notes

Convertible Notes. On May 21, 2007, as part of the restructuring of the Company’s debt, the Company restructured the terms of the existing $65 million of secured convertible notes and accompanying warrants. After the restructuring the convertible notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment) and the warrants are exercisable at anytime prior to November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment).

The convertible notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the convertible notes range from 3.50% to 4.50% per annum subject to the condition that the applicable margin shall not be less than 4.50% during the period from November 8, 2006 until the financial statements are delivered to the applicable holder after the fourth full fiscal quarter after November 8, 2006. Further, the interest payment on the convertible notes for the five (5) consecutive calendar quarters commencing on the quarter ended June 30, 2007 is not payable until the earlier of the maturity date, November 8, 2011, or the date on which the notes are converted to common stock of the Company.

In exchange for $2 million of new convertible notes (as described below), the holders of the convertible notes waived their existing penalties pursuant to the registration rights agreement relating to the Company’s failure to cause the shares of common stock underlying the convertible notes and warrants to become registered and extended the deadline for causing such shares to be registered (classified in the unaudited condensed balance sheet as of March 31, 2007 as accrued registration rights expense). The agreement calls for the Company to file an amended registration statement with the Securities and Exchange Commission within 30 days of the amendment and for the registration statement to become effective within 90 days from the date of filing.

In connection with the restructuring of the convertible notes the exercise price of the warrants originally issued in connection with the convertible notes was reduced from $11.00 to $5.50.

New Convertible Notes. On May 21, 2007, the Company amended and restated the senior secured convertible notes to increase the principal amount of the notes by $12.5 million of new convertible notes, default interest and a $2 million fee (as discussed above), and issued new warrants (exercisable for up to 50% of the number of shares of common stock issuable upon conversion of the notes), which have substantially the same terms as the restructuring warrants, to the holders of the existing notes, to raise working capital. The Company sold $2.5 million of additional convertible notes and warrants (exercisable for up to 50% of the number of shares of common stock issuable upon conversion of the notes), on substantially the same terms, to the management of the Company. The Company can issue up to $2.0 million of additional convertible notes and warrants (exercisable for up to 50% of the number of shares of common stock issuable upon conversion of the notes), to certain professionals of the Company in satisfaction of fees owed to such professionals. The new secured convertible notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment) and the new warrants, which are exercisable until November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment).

The new notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the restructured convertible notes per annum range from 3.50% to 4.50% subject to the condition that the applicable margin shall not be less than 4.50% during the period from November 8, 2006 until the financial statements are delivered to the applicable holder after the fourth full fiscal quarter after November 8, 2006. Further, the interest payment on the new convertible notes for the five (5) consecutive calendar quarters commencing on the quarter ended June 30, 2007 is not payable until the earlier of the maturity date, May 21, 2012 for the new convertible notes, or the date on which the notes are converted to common stock of the Company.

The debt issuance cost at the date of issuance of the restructured convertible notes and the new notes amounted to approximately $2,577,000. An aggregate default interest payment of $400,833 in connection with a failure to deliver timely the quarterly financial statements of the Company at year-end will be payable on the earlier of November 8, 2011 or the date on which the notes are converted to common stock of the Company.

The Company may redeem all or any portion of the restructured convertible notes and the new notes on or after the third anniversary of the issuance of the restructuring convertible notes or new notes, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days ending and certain other conditions are satisfied, as opposed to November 8, 2006 as set out in the original notes.

The convertible notes are secured by substantially all of our assets and are subordinate to our senior secured credit facility.

Private Placement Notes. On May 21, 2007, in connection with the restructuring of the debt of the Company, a majority of the holders of the common stock of the Company agreed to waive certain penalties pursuant to the registration rights agreement relating to the Company’s failure to cause certain shares of common stock and shares of common stock underlying warrants to become registered and extended the deadline for causing such shares to be registered, in exchange for all of the participants in the Company’s prior private placement of common stock receiving, pro rata, unsecured convertible notes in the aggregate principal face amount of $1 million (classified in the unaudited condensed consolidated balance sheet as of March 31, 2007 as accrued registration rights expense).

The unsecured convertible notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment). There are no financial covenant requirements and limited reporting requirements in conjunction with the unsecured convertible notes.

Contingent Payments

Please refer to our Form 10-K/A filed on April 18, 2007.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

In October 2006, the FASB issued FSP No. 123(R)-5, “Amendment of FSP FAS 123(R)-1”, (“FSP FAS123(R)-5”) to address whether a change to an equity instrument in connection with an equity restructuring should be considered a modification for the purpose of applying FSP No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FAS Statement No 123(R) (“FSP FAS123(R)-1”). FSP FAS 123(R)-1 states that financial instruments issued to employees in exchange for past or future services are subject to the provisions of FAS 123(R) unless the terms of the award are modified when the holder is no longer an employee. In FSP FAS 123(R)-5, the FASB staff concluded that changes to the terms of an award that are made solely due to an equity restructuring are not considered modifications as described in FSP FAS 123(R)-1 unless the fair value of the award increases, anti-dilution provisions are added, or holders of the same class of equity instruments are treated unequally. FSP FAS 123(R)-5 is effective for the first reporting period beginning after October 10, 2006. The adoption of FSP FAS 123(R)-5 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

Interest Rates.

We are exposed to changes in interest rates as a result of our financial activities with respect to our borrowings under the senior credit facility and the notes issued. Borrowings under these credit agreements bear interest at variable rates based on a LIBOR margin pricing grid adjusted quarterly, based on our leverage ratio. A 1% change in interest rates would increase our interest expense by $1.3 million per year.

We have a $55 million senior credit facility with a five-year term. The senior credit facility, as amended, bears interest at the rate set forth in the table shown in the “Senior Credit Facility” section of this report.

Additionally, our notes are convertible at the option of the holder into shares of common stock and mature on the fifth anniversary of their issuance and bear interest at the interest rate set forth in the table shown in Item 2. “Contractual Obligations” and section of this report. The principal amount of the notes does not amortize during the life of the notes, but is subject to a balloon payment at the end of the term should the notes not be in converted into common stock during this period.

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

Customer Concentration

We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s credit worthiness, or other matters affecting the collectibility of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. At March 31, 2007, approximately 13.6% of accounts receivable were due from one customer. For the three months ended March 31, 2007, approximately 15.6% of revenues was generated from one customer, Jones Apparel Group, Inc.

ITEM 4. Control Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Company carried out an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this report, to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is (i) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In designing and evaluating the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

No change occurred in the Company’s internal controls concerning financial reporting during the first quarter of the fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Section 404 Compliance

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

Changes in Internal Control Over Financial Reporting

As more fully set forth in Item 9A, “Controls and Procedures,” of the 2006 Form 10-K/A, in light of the transactions that closed in 2006, as described in the Company’s annual report, the Company plans to continue to review and make necessary changes to the overall design of its internal control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting. In particular, the Company has implemented during 2007 the specific measures described in the Company’s annual report to reduce the possibility that possible material weaknesses result in the Company’s failure to prevent or detect misstatements in its financial statements in future financial periods. During the most recent fiscal quarter there were no material changes in the Company’s system of internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business, none of which currently, in management’s opinion, will have a significant effect on the Company’s financial position or results of operations.

Item 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the report on Form 10-K/A filed on or about April 18, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

See “Index to Exhibits,” below. List exhibits referenced are incorporated by reference to the location indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT GLOBAL LOGISTICS, INC.

Date: May 21, 2007	By:	/s/ Robert Agresti

Robert Agresti
President and Chief Executive Officer

Date: May 21, 2007	By:	/s/ Paul Shahbazian

Paul Shahbazian
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 8, 2006, by and among Aerobic Creations, Inc., Aerobic Merger Sub Inc., and Maritime Logistics US Holdings Inc. (1)

3.1	First Amended and Restated Certificate of Incorporation of Aerobic Creations, Inc. (6)

3.2	Certificate of Merger of Aerobic Merger Sub Inc. with and into Maritime Logistics US Holdings Inc. (1)

3.3	Amended and Restated Bylaws of Aerobic Creations, Inc. (to be known as Summit Global Logistics, Inc.) (1)

4.1	Form of Warrant issued under Convertible Notes Securities Purchase Agreement. (1)

4.2	Form of Note issued under Convertible Notes Securities Purchase Agreement. (1)

4.3	Form of Warrant issued under common stock Securities Purchase Agreement. (1)

4.4	Registration Rights Agreement under the Securities Purchase Agreement (Notes and Warrants), dated as of November 8, 2006. (1)

4.5	Registration Rights Agreement under the Securities Purchase Agreement (common stock and Warrants), dated as of November 8, 2006. (1)

4.6	Lockup Agreement by and between Protex Holding Limited and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.7	Lockup Agreement by and between Robert Lee and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.8	Lockup Agreement by and between Robert Wu and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.9	Lockup Agreement by and between the management of Maritime Logistics US Holdings Inc. and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.10	Lockup Agreement by and between the management of FMI Holdco I, LLC and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.11	Lockup Agreement by and between Di Wang, Dong Wong, and Han Huy Ling and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

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

10.35	Land and Building Lease Agreement by and between Thrifty Oil Co. and FMI International LLC, dated as of July 20, 2004; Sublease Agreements related thereto. (1)

10.36	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International (West) LLC, dated as of December 30, 2002; Amendments and Agreements related thereto. (1)

10.37	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International LLC, dated as of July 28, 2003. (1)

10.38	Lease Agreement by and between AAAA World Import – Export, Inc. and FMI International Corp., dated as of November 2001. (1)

10.39	Lease Agreement by and between M. Parisi & Son Construction Co., Inc, and Fashion Marketing, Inc., dated as of April 28, 2000. (1)

10.40	AMB Property Corporation Industrial Lease dated December 6, 1999; Amendments and Guarantee related thereto. (1)

10.41	Lease Agreement by and between Flagler Development Corp. and FMI International LLC dated as of September 19, 2006, effective January 15, 2007. (1)

10.42	Original Lease by and between Center Realty L.P. and DSL Atlantic, dated March 1993; Agreements related thereto. (1)

10.43	Real Property Lease by and between Keegan Center LLC and Glare Logistics, Inc., dated September 15, 2003; Agreements related thereto. (1)

10.44	Forbearance Agreement dated as of April 16, 2007 by and among Fortress Credit Corp., Summit Global Logistics, Inc. and certain of its subsidiaries. (2)

21.1	List of subsidiaries of Summit Global Logistics, Inc. (2)

31.1	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Robert Agresti

31.2	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Paul Shahbazian

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 for Robert Agresti and Paul Shahbazian

(1) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006 (File No. 000-51091).

(2) Incorporated by reference to the Company’s Annual Report on Form 10K/A, filed with the Securities and Exchange Commission on April 18, 2007 (File No. 000-51091).

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

(7) These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Quarterly Report on Form 10-Q or as a separate disclosure document.