Form 10-K/A
period 2006-12-31
Summit Global Logistics, Inc.
filed 2007-06-19
CIK 1311953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the fiscal year ended December 31, 2006.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the transition period from ___________________ to ___________________.

Commission File Number
0-51091

SUMMIT GLOBAL LOGISTICS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-0781155
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Meadowlands Plaza
East Rutherford, New Jersey	07073
(Address of Principal Executive Offices)	(Zip Code)

     (201) 806-3700
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

As of April 13, 2007 there were 7,594,958 shares of the registrant’s Common Stock, $.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Shareholders held on May 18, 2007 are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on April 17, 2007 (the “Original 10-K”). At the time of filing its Original 10-K, the Company did not include the separate financial statements of two predecessor companies, FMI Holdco I LLC and Subsidiary and TUG Logistics, Inc. and Affiliates, for the period ended October 31, 2006 and for the years ended December 31, 2004 and December 31, 2005, respectively. This amendment updates the Original 10-K to include those financial statements in response to comments from the SEC following their review of the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

The Company also amended footnote 12 - Options And Restricted Compensation Agreements - to revise inadvertent errors in the weighted-average fair value of options granted, weighted-average fair value of stock appreciation rights granted and weighted-average of fair value of restricted stock granted, Item 7. Management’s discussion and analysis of financial condition and results of operations to include reference to the separate financial statements of FMI and TUG, and to adjust the outstanding shares of common stock in the Original 10K from 7,594,964 to 7,594, 958 to account for a rounding error in connection with the reverse split.

Furthermore, as required by Rule 9A/9A(T) the disclosure required by the Item is not applicable to the Company with respect to the year ended December 31, 2006.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are also filed as exhibits. Except for the inclusion of the information described above and the correction of minor typographical errors, this Amendment No. 2 does not reflect events occurring subsequent to the filing of the Company’s original Annual Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Registrant’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

TABLE OF CONTENTS

PART I

FORWARD LOOKING STATEMENTS

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 1B	UNRESOLVED STAFF COMMENTS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

ITEM 9A/9A(T).	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART I

FORWARD LOOKING STATEMENTS

This report on Form 10-K/A and other materials the Company will file with the Securities and Exchange Commission contain, or will contain, disclosures which are forward-looking statements. Forward-looking statements include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; proposed acquisitions; our expectations concerning regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for the Company’s business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe” and “estimate,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

  the Company’s ability to integrate the companies it acquired;

  the Company’s untested business plan;

  the Company’s ability to implement proper controls and procedures;

  the Company’s need for additional capital;

  the integration of third party service providers;

  the affect of seasonality on the business of providing logistics services;

  failure on the Company’s part to maintain and expand its existing relationships with customers, agents and suppliers and develop new customer, agent and supplier relationships;

  the level of acceptance of integrated third party logistics services;

  industry competition;

  the Company’s ability to continue to execute its growth strategies;

  litigation, legislation, regulation or technological developments affecting logistics services;

  general economic conditions;

  the Company’s dependence on key personnel;

  potential risk of increased unionization of the Company’s workforce;

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

ITEM 1.           BUSINESS

Summit Global Logistics, Inc. (the “Company,” “the Company,” “we,” “us,” and/or “our”) through its wholly-owned operating subsidiary, Maritime Logistics US Holdings Inc. (“Maritime Logistics,” “MLI”) and its subsidiaries, is an international third party logistics provider specializing in ocean transportation intermediary services for Asia and North America. It offers domestic and international ocean, air and ground third-party logistics services. The Company maintains offices on the East and West Coasts of the United States, major ports in China (through an exclusive agency network) and Hong Kong, and it has operations in Russia, Turkey and Georgia. Currently, the Company operates a global network of freight forwarding and ocean transportation intermediaries in 25 key transportation hubs, and has over 13 logistics centers with over 1.9 million square feet of warehouse space in the United States. In addition, the Company serves over 40 independent agent-owned offices. The Company’s business is managed from four principal support offices in Kenilworth, New Jersey; Los Angeles, California; St. Petersburg, Russia; and Hong Kong, as well as through its exclusive agent in Shanghai, China. The following chart sets forth the Company’s offices and exclusive agent offices.

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

  Value-added-services include a variety of garment handling services and container freight station services. Garment handling services include ticketing of garments, label removal, quality inspection, pressing and a host of other services that are required to correct mistakes made at the factory or shipper level to prepare the garments for the store floor. The Company’s operations in New Jersey, Los Angeles and Miami offer specialized “pick & pack” services to its customers. Through the use of advanced hand-held scanners, pick & pack services are used to support store- level replenishments at certain major retailers. The Company’s pick & pack services have been an area of growth within its warehouse operations. The Company believes a competitor would have to make substantial investments in specialized racking and technology to replicate its services at the same service levels. Container freight station services include the unloading of bonded import cargo prior to United States customs clearance, the temporary staging of the cargo in a customs authorized area of the facility, the release and tender of the cargo upon verification of customs delivery authorized documentation, and all handling, documentation, storage and other fees associated with this service. The Company operates container freight station services in New Jersey, Los Angeles, Miami and New York.

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

Seasonality

Historically, the Company’s predecessors’ (FMI and TUG) operating results have been subject to seasonal trends when measured on a quarterly basis. The first and second calendar quarters are traditionally weaker compared with the Company’s other calendar quarters. This trend is dependent on numerous factors, including the markets in which the Company operates, holiday seasons, climate, economic conditions and numerous other factors. A substantial portion of the Company’s revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand or are based on just-in-time production schedules. The Company cannot accurately predict the timing of these factors, nor can it accurately estimate the impact of any particular factor, and thus can give no assurance that these historical seasonal patterns will continue in future periods.

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

The Company’s Operating Company, Maritime Logistics, and its Subsidiaries

On November 8, 2006, in connection with the credit facility and the financings, the Company’s subsidiary Aerobic Merger Sub Inc. merged with Maritime Logistics, and the Company through its subsidiary, Maritime Logistics, acquired the businesses of FMI and TUG.

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

Effective May 2006, Maritime Logistics acquired, through its wholly-owned subsidiary, AMR Investments Inc, all of the issued and outstanding shares of each of AmeRussia Shipping Company Inc. and AmeRussia Ltd. AmeRussia Shipping Company Inc. is an ocean transportation intermediary with operations in Kenilworth, New Jersey and Houston, Texas. AmeRussia Ltd. is a Russian freight forwarder. AmeRussia Shipping Company Inc. and AmeRussia Ltd. are collectively referred to as AmeRussia. AMR Investments Inc is licensed in the United States as an ocean transportation intermediary and a freight forwarder. Maritime Logistics began providing logistics services following its acquisition of AmeRussia Shipping Company Inc. and AmeRussia Ltd., initially through access to AmeRussia Shipping Company Inc.’s ocean transportation intermediary license and diversified client base. AmeRussia provided a platform around which the management team of Maritime Logistics could execute its strategy to complete the acquisition of SeaMaster Logistics (Holding) Limited, referred to as SeaMaster, and eventually the acquisitions of FMI and TUG. Maritime Logistics formed Summit Logistics International Inc. (“Summit Logistics”) in February 2006 to act as its principal ocean transportation intermediary. Summit Logistics is an ocean transportation intermediary in the United States.

In June 2006, Maritime Logistics entered into exclusive letters of intent to acquire each of FMI, TUG and SeaMaster. The management team of Maritime Logistics entered into discussions with the Company in the fall of 2006.

In September 2006, Maritime Logistics, through its wholly-owned subsidiary, SeaMaster Logistics Inc., acquired SeaMaster pursuant to a stock purchase agreement with the security holders of SeaMaster. SeaMaster is a Hong Kong/China based asset-light, ocean transportation intermediary and logistics provider with offices in Hong Kong and an exclusive agency network in China. SeaMaster Logistics Inc. is licensed in the United States as an ocean transportation intermediary. SeaMaster was formed in July 2006 by its former security holders, and had minimal operations, assets and liabilities, prior to its acquisition by Maritime Logistics. SeaMaster had a promise of a stockholder loan which had a balance of approximately $330,000 as of September 30, 2006. Pursuant to the stock purchase agreement, Maritime Logistics acquired all of the outstanding equity interest in SeaMaster in exchange for an estimated earn-out payment of approximately $15,500,000 in cash, based on the volume of business the Company currently expects SeaMaster to generate. The potential earn-out payments are payable annually over five (5) years in accordance with the terms of the stock acquisition agreement. In addition, in satisfaction of certain of Maritime Logistics’ obligations under the stock purchase agreement, the Company issued 450,000 restricted shares of its common stock and stock options to purchase 50,000 shares of its common stock to former SeaMaster security holders in accordance with the terms of the SeaMaster stock acquisition agreement. In the event the Company undergoes a change in control, the principal selling stockholder of SeaMaster will receive its unrealized earn-out payment (up to approximately $22,500,000 less earn-out payments previously made), provided that, if the change in control occurs within 3 years of the date of consummation of the acquisition, it shall receive six times the three year average EBITDA of SeaMaster less earn-out payments previously made. (EBITDA is an acronym for “earnings before interest, taxes, depreciation and amortization”). The Company has included information concerning EBITDA here as it is used by certain investors as a measure of the Company’s ability to service its debt. EBITDA should not be considered as an alternative to net income, cash flows or any other measure of performance determined in accordance with generally accepted accounting principles or as an indicator of the Company’s operating performance.) These provisions could substantially reduce the amount of funds available for distribution to security holders in the event of a change in control.

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

Employees

At March 30, 2007, the Company employed a total of approximately 798 persons. A breakdown of the Company’s employees by region is as follows:

No. of
Region	Employees
Americas	700
Asia Pacific	92
Europe	6
Total	798

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
		Logistics International Inc.
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

Robert Wu, 46, Chief Operating Officer of TUG USA, Inc. Mr. Wu is Chief Operating Officer of TUG USA, Inc He has 21 years of experience in the logistics industry. Mr. Wu and Mr. Lee founded Trans-Union Group in 1994 which later changed its name to TUG Logistics, Inc. Prior to founding TUG Logistics, Inc., Mr. Wu held various positions at several different freight forwarding companies.

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

  identifying appropriate acquisition candidates and negotiating acquisitions on favorable terms and valuations,

  integrating accounting, management information, human resources and other administrative systems to permit effective management, as well as business processes and services,

  implementing or remediating controls, procedures and policies appropriate for a public company at companies that prior to acquisition may have lacked such controls, procedures and policies,

  possible write-offs or impairment charges resulting from acquisitions,

  distracting management from existing operations,

  limits contained in the documents relating to the note financing and the senior credit facility,

  retaining employees and customers, and

  unexpected or unanticipated costs, expenses and liabilities.

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

The Company’s planned operations require additional liquidity which may not be available. The Company failed to meet certain reporting and non-financial covenants contained in its senior secured credit agreement (including delivery of year-end financial statements and the monthly financial statements for December 2006 and January 2007 within the required timeframe) and anticipates that it will not be able to meet certain financial covenants contained in its senior secured credit agreement for the first quarter of 2007. The Company entered into a forbearance agreement with its senior lenders pursuant to which they have agreed to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. In exchange for agreeing to enter the forbearance agreement, the senior lenders required that the Company modify the terms of the revolving loan portion of the senior credit facility to make the funds thereunder restricted for borrowing at their discretion. If the Company’s lenders accelerate its obligations, the Company would be unable to repay its obligations under its senior credit facility and would be unable to redeem all of its outstanding notes. The Company is in active discussions with its lenders regarding amending the financial covenants contained in its senior credit facility agreement to more closely align them with the Company’s expected financial performance during 2007; however, it cannot give any assurance that its lenders will approve any such amendments. The Company has engaged an investment banker to assist it in these discussions. If the Company is unable to obtain these amendments, it will seek to refinance its senior credit facility but, it cannot give any assurance that it will be successful in obtaining such financing or obtaining it on acceptable terms. If the Company’s debt cannot be refinanced or restructured, the Company’s lenders, once the forbearance agreement expires, pursue remedies, including: (1) penalty rates of interest; (2) demand for immediate repayment of the debt; and/or (3) the foreclosure on any of the Company’s assets securing the debt. If this was to happen and the Company were liquidated or reorganized after payment to the Company’s creditors, there would likely be insufficient assets remaining for any distribution to the Company’s stockholders. To support our planned operation in 2007 we sought and received a commitment from FMI Inc., an entity whose stockholders are also stockholders in the Company, to provide up to $7.5 million on terms to be determined.

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

The Company does not own or control all of the transportation assets required to deliver its customers’ freight. The Company is dependent on independent third parties to provide the majority of its required truck, rail, ocean and air services. Reductions in ocean freight capacity could negatively impact the Company’s margins. Additionally, the Company depends on independent third parties to report certain events to it, including delivery information and freight claims. This reliance could cause delays in reporting certain events, including recognizing revenue and claims. If the Company is unable to secure sufficient third party transportation services to meet its commitments to its customers, its operating results could be materially and adversely affected, and its customers could switch to its competitors temporarily or permanently.

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

  changes in a specific country’s or region’s economic, social and political conditions or governmental policies,

  changes in international and domestic customs regulations,

  changes in trade laws, tariffs, export quotas and other trade restrictions or licenses,

  difficulties in managing or overseeing foreign operations, including the need to implement appropriate systems, policies, benefits and compliance programs,

  potentially adverse changes in tax laws and regulations,

  limitations on the repatriation of earnings or assets, including cash, and different liability standards and less developed legal systems that may be less predictable than those in the United States.

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

  the absence of consistent administrative supervision of “bid” and “ask” quotations;

  lower trading volume; and

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

  technical difficulties or interruptions in the Company’s service;

  the rate of expansion and effectiveness of the Company’s sales force;

  the seasonal nature of the Company’s business;

  the length of the sales cycle for the Company’s service;

  costs or potential limitations on the Company’s business activities resulting from litigation and regulatory developments in its industry, which could be significant;

  amortization and potential impairment of intangible assets of the acquired companies and the valuation of embedded derivatives in the financing documents and related earnings charges;

  downward pricing pressures;

  costs associated with any future acquisitions; and

  the Company’s ability to respond to technological developments in its industry.

In addition, factors unrelated to the Company’s performance may affect the value of its common stock. These factors include:

  changes in the market valuations of other similarly situated companies providing similar services or serving similar markets;

  announcements by the Company’s competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  adoption of new accounting standards affecting the Company’s industry;

  conditions or trends in the market in which the Company operates;

  recommendations by financial analysts; and

  the Company’s failure to meet financial analysts’ performance expectations.

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

The Company’s corporate headquarters are located at One Meadowlands Plaza, East Rutherford, New Jersey, a leased premise. The telephone number of the Company’s corporate headquarters is (201) 806-3700. In addition, the Company occupies several other properties which it uses for office space and for its logistics, distribution and transportation services, including storage and warehousing of freight containers. The Company’s significant properties, all of which are leased, aggregate to approximately 2,000,000 square feet of property. The termination dates on the leases on the Company’s significant properties range from April 15, 2007 through January 12, 2014. The following is a summary of the Company’s significant warehouse properties, all of which are leased:

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

	Votes For	Votes Against	Abstentions	Broker Non-Votes
Written	16,289,156	0	0	0
Consent	(pre-split)
addressing
item
(i) to (vii)
listed
above

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

As of April 13, 2007 the Company had 7,594,958 shares of common stock issued and outstanding. In addition there were a total of (i) 5,398,894 shares of the Company’s common stock underlying warrants issued in its common stock and note financings and to its placement agent in such financings, (ii) 5,909,091 shares of the Company’s common stock underlying convertible notes issued in the note financing, and (iii) 1,175,000 shares of the Company’s common stock underlying options issued to its employees, consultants and advisers. Pursuant to the registration rights agreements entered into with investors who bought securities in the Company’s common stock financing and note financing, the Company has agreed to register a total of 18,855,640 shares of its common stock, subject to certain cut backs as provided in the registrations rights agreements. The Company may also be required to issue additional shares of common stock in connection with earn-out payments relating to the acquisitions of TUG and SeaMaster. In addition, the Company is required pursuant to certain lock-up agreements and pursuant to the acquisition agreements pursuant to which it acquired TUG, FMI and Sea Master to register 3,440,340 shares of its common stock. The parties to the lock-up agreements have waived their registration rights under such lock-up agreements in connection with the registration of shares under the registration statement filed with the SEC on January 12, 2007. (The shares which were registered were registered for resale and were not being issued by the Company, thus the registration had no further dilutive effect on the existing shareholders.)

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

Number of securities
	Number of		remaining
	securities to		available for
	be issued		future issuance
	upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security
holders*	1,175,000	$10.00	225,000
Equity compensation plans not approved by security
holders	—	—	—
Total	1,175,000		225,000

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

The following table sets forth the selected financial data of Summit Global Logistics Inc. and Subsidiaries for the period from February 6, 2006 (date of inception) to December 31, 2006 and of the Predecessor Companies (FMI Holdco I LLC and Subsidiary ("FMI") and TUG Logistics, Inc. and Affiliates ("TUG")) for the period January 1, 2006 to October 31, 2006 and for the years ended December 31, 2005, 2004, 2003 and 2002.

The selected financial data should be read in conjunction with the financial statements and notes thereto included as exhibits in this report. Amounts presented are in millions except for per share information.

	February 6,
	2006 (date of
	inception) to	January 1 to
	December 31,	October 31,	Years ended December 31,
	2006	2006	2005	2004	2003	2002
	Audited					Unaudited
Income Statement Data:
Operating revenues
Summit	$39.4	$-	$-	$-	$-	$-
FMI	-	95.9	117.9	98.3	86.6	66.4
TUG	-	74.9	75.9	65.9	48.2	-
Total	$39.4	$170.8	$193.8	$164.2	$134.8	$66.4

(Loss) income before
income taxes (benefit)
Summit	$(1.2)	$-	$-	$-	$-	$-
FMI	-	3.2	1.1	(4.4)	(0.5)	3.5
TUG	-	2.0	3.3	2.6	3.0	-
Total	$(1.2)	$5.2	$4.4	$(1.8)	$2.5	$3.5

Net (loss) income
Summit	$(0.8)	$-	$-	$-	$-	$-
FMI	-	3.1	1.0	(4.5)	(0.6)	3.2
TUG	-	1.8	3.0	2.2	2.7	-
Total	$(0.8)	$4.9	$4.0	$(2.3)	$2.1	$3.2

Balance Sheet Data (at end
of the period):
Total assets
Summit	$207.3	$-	$-	$-	$-	$-
FMI	-	102.5	102.4	103.3	102.7	13.7
TUG	-	11.7	9.5	7.6	6.1	-
Total	$207.3	$114.2	$111.9	$110.9	$108.8	$13.7

Long-term debt, including
current maturities
Summit	$131.3	$-	$-	$-	$-	$-
FMI	-	50.2	54.2	56.5	53.8	2.4
TUG	-	0.7	0.7	0.7	0.5	-
Total	$131.3	$50.9	$54.9	$57.2	$54.3	$2.4

Redeemable preferred
stock	$-	$-	$-	$-	$-	$-
Net loss per share:
Basic
Summit	$(0.11)

Diluted
Summit	$(0.11)

Cash dividends per
common share
Summit	$-

Notes:

(a) Aerobic Creations Inc. merged with Maritime Logistics US Holdings, Inc. on November 8, 2006. On February 22, 2007, Aerobic changed its name to Summit Global Logistics, Inc. ("Summit"). The financial information noted as Summit reflects the results of operations of Summit Global Logistics Inc. and subsidiaries from February 6, 2006 (date of inception) to December 31, 2006.

(b) Maritime Logistics Inc. was formed in February 2006 and acquired AmeRussia Shipping Co. Inc. and affiliate in May 2006.

(c) For 2002, the financial data presented is FMI Inc. and Subsidiaries. In 2003, FMI Inc. contributed all of its assets and liabilities to FMI Holdco I LLC in exchange for its members' equity.

(d) TUG Logistics Inc. and Affiliates was formed in 2003.

(e) Basic net income per share is calculated using the weighted average number of shares issued and outstanding as of December 31, 2006 amounting to 7,594,958 shares.

(f) The weighted average number of shares issued and outstanding as of December 31, 2006 that could potentially dilute earnings per share was amounting to 20,078,443 shares. The effect was antidilutive.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes and other information included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements and as a result of the factors we describe under “Risk Factors” and elsewhere in this report. See “Forward-looking Statements” and “Risk Factors.” We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Introduction

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of our financial condition, changes in financial condition and results of operations. We will discuss and provide our analysis in the following order:

  Overview

  Consolidated and Predecessor Companies Financial Statements

  Unaudited Pro Forma Consolidated and Predecessor Companies Statements of Operations

  Discussion of Operating Results

  Liquidity and Capital Resources

  Off-Balance Sheet Arrangements

  Impact of Inflation

  Critical Accounting Policies and Use of Estimates

  Contractual Obligations

  Recent Accounting Pronouncements

Overview

Please see the section “Business” for an overview of our business.

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

Technology

We seek to compete by utilizing the strengths of our global network and proprietary information systems for our warehousing and trucking operations, and by integrating technologies from strategic third-party outsourced logistics systems service providers. Our goal is to ensure the seamless integration of systems while simultaneously reducing internal operating costs and improving the customers’ supply chain visibility. We expect to implement E-Freight Technology’s core product, E-Cargo, as our global operating platform across all origin offices. This product is extremely robust in the maritime third-party logistics sector and offers us the ability to provide data direct to customs via their Automated Manifest System module. We plan to build electronic data interchange interfaces from the operating platform directly to the LOGNET, our licensed visibility software, for seamless tracking for all of our customers. This product is designed for providing integrated supply chain visibility tools to customers. Execution of our technology platform will be important to achieve our overall goals. We plan to have a single point for data entry thus ensuring data quality and accuracy. We believe this strategy will be a key strategic advantage in the market. We have entered into off-the-shelf license agreements with E-Freight Technologies to implement our logistics technology platform. There can be no assurance that we will fully implement or integrate such platform into our operations. See “Risk Factors” elsewhere herein.

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

Consolidated And Predecessor Companies Financial Statements

We have included in our filing the audited consolidated statement of operation for Summit Global Logistics Inc. (formerly Aerobic Creations Inc.) and its subsidiary Maritime Logistics US Holdings Inc., and its subsidiaries, TUG USA, Inc., Summit Logistics International, Inc., AMR Investment Inc., Seamaster Logistics Inc., FMI Holdco I LLC, and their subsidiaries (collectively, the "Company," "we," "us, " and/or "our") for the period February 6, 2006 (date of inception) to December 31, 2006. Also included are separately audited statements of operations of FMI Holdco I LLC, and Subsidiary; and TUG Logistics, Inc. and Affiliates ("Predecessor Companies") for the period January 1, 2006 to October 31, 2006, and for the years ended December 31, 2005 and 2004. See “Financial Statements and Supplementary Data” below for financial statements and supplementary data. The financial information presented is not necessarily indicative of the future financial position or future results of operations of the consolidated enterprise.

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

  the highly fragmented composition of the market;

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

Certain of our financing documents contain covenants which substantially restrict our ability to consummate acquisitions in the future. These restrictions could materially and adversely affect the implementation of our growth strategy. Please refer to "Senior Credit Facility" for more information.

On or about December 26, 2006, the provincial authority in Shanghai in the People’s Republic of China approved the establishment of our wholly-foreign-owned enterprise, or WFOE, in the People's Republic of China under newly adopted rules in China permitting foreign corporations to own and operate their own companies in China. The approval we received was subject to the WFOE obtaining its business license from the Shanghai provincial authority, which was subsequently received. Consequently, we have proceeded to establish offices at major transportation centers located in China. Given the flexibility this new approval will afford us , we currently are reviewing our overall strategy (including our acquisition strategy) for addressing the Chinese market. We may acquire the Shanghai office of SeaMaster Logistics (China) Ltd., a Chinese company, we refer to as SeaMaster China, during 2007, and subsequently, its other offices in China, subject in each case to the approval of local authorities in each province. We may acquire SeaMaster China’s assets, or hire its personnel. At present, SeaMaster, our subsidiary, has an exclusive agency agreement with SeaMaster China. SeaMaster China has a Class

A license as an international freight forwarding agent in Shanghai. We believe acquiring SeaMaster China or its assets, or hiring some or all of its personnel, in the future, will provide increased freight services revenue for us in China. We hope to hire additional personnel experienced in logistics in China during the first half of 2007. There can be no assurance that we will consummate the acquisition of SeaMaster China, or hire the additional experienced personnel in China. SeaMaster primarily focuses on imports to the United States.

Unaudited Pro Forma Consolidated and Predecessor Companies Statements of Operations

The following unaudited pro forma consolidated and predecessor companies statements of operations for the period ended December 31, 2006 was prepared as if the consolidation was effective as of January 1, 2006. The unaudited pro forma consolidated and predecessor companies statements of operations should be read in conjunction with the audited historical financial statements and notes thereto included herein for Summit Global Logistics, Inc. and Subsidiaries and the separately audited predecessor financial statements of FMI Holdco I, LLC and Subsidiary and TUG Logistics, Inc. and Affiliates. The pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the future financial position or future results of operations of the consolidated enterprise.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED AND PREDECESSOR COMPANIES STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

	CONSOLIDATED	PREDECESSORS
	February 6, 2006		Total Before
	(date of inception) to	January 1, 2006 to	Proforma		Proforma		2006
	December 31, 2006	October 31, 2006	Adjustments		Adjustments		Pro Forma

Revenues:
Air and ocean freight services	$21,721,191	$74,930,325	$96,651,516	$			$96,651,516
Logistics services	17,716,789	95,930,960	113,647,749				113,647,749
Total revenues	39,437,980	170,861,285	210,299,265		-	A	210,299,265

Direct expenses:
Air and ocean freight services	19,081,844	67,981,085	87,062,929				87,062,929
Logistics services	13,818,724	73,690,665	87,509,389				87,509,389
Total direct expenses	32,900,568	141,671,750	174,572,318		-		174,572,318
Revenues less direct expenses	6,537,412	29,189,535	35,726,947		-		35,726,947

Operating expenses:
General and administrative expense	4,442,602	14,596,769	19,039,371		1,667,000	B	20,706,371
Depreciation and amortization	1,195,963	3,965,837	5,161,800		4,342,000	C	9,503,800
Facility shutdown and other costs	-	422,622	422,622				422,622
Gain on disposition of property and equipment	-	(9,880)	(9,880)				(9,880)
Total operating expenses	5,638,565	18,975,348	24,613,913		6,009,000		30,622,913
Income before interest expense and
income tax (benefit) provision	898,847	10,214,187	11,113,034		(6,009,000)		5,104,034

Interest income	87,043	35,379	122,422				122,422
Interest expense	(2,229,184)	(4,971,801)	(7,200,985)		(10,791,000)	D	(17,991,985)
(Loss) income before income tax (benefit) provision	(1,243,294)	5,277,765	4,034,471		(16,800,000)		(12,765,529)

Income tax (benefit) provision	(406,998)	382,696	(24,302)		(5,082,000)	E	(5,106,302)
Net (loss) income	$(836,296)	$4,895,069	$4,058,773		$(11,718,000)		$(7,659,227)

PREDECESSOR COMPANIES

STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 1, 2006 TO OCTOBER 31, 2006

		FMI	TUG	PREDECESSORS

Revenues:
Air and ocean freight services	$		$74,930,325	$74,930,325
Logistics services		95,930,960		95,930,960
Total revenues		95,930,960	74,930,325	170,861,285

Direct expenses:
Air and ocean freight services			67,981,085	67,981,085
Logistics services		73,690,665		73,690,665
Total direct expenses		73,690,665	67,981,085	141,671,750
Revenues less direct expenses		22,240,295	6,949,240	29,189,535

Operating expenses:
General and administrative expense		9,765,745	4,831,024	14,596,769
Depreciation and amortization		3,929,703	36,134	3,965,837
Facility shutdown and other costs		422,622		422,622
Gain on disposition of property and equipment		(9,880)		(9,880)
Total operating expenses		14,108,190	4,867,158	18,975,348

Income before interest expense and provision for income taxes		8,132,105	2,082,082	10,214,187

Interest income		31,992	3,387	35,379
Interest expense		(4,939,840)	(31,961)	(4,971,801)
Income before provision for income taxes		3,224,257	2,053,508	5,277,765

Provision for income taxes		89,700	292,996	382,696
Net income		$3,134,557	$1,760,512	$4,895,069

Notes to Pro Forma Consolidated and Predecessor Companies Financial Statements:

A

The consolidated financial statements for February 6, 2006 (date of inception) to December 31, 2006 include the results of operations of TUG USA and its Subsidiaries, Inc. and FMI Holdco I LLC and its Subsidiary for the period November 1, 2006 to December 31, 2006. The Predecessors January 1, 2006 to October 31, 2006 include the separately audited results of operations of FMI Holdco I LLC and its Subsidiary and TUG Logistics, Inc. and its Affiliates for the period January 1, 2006 to October 31, 2006. All intercompany transactions have been eliminated in the consolidation and combination of the financial statements.

B

The pro forma adjustments to general and administrative expenses represent the estimated pro forma impact of the incremental cost of salaries and related cost to the management team of Maritime Logistics who signed 5 year employment contracts with us upon consummation of the merger, financing and acquisitions, as a condition of closing. These expenses were not incurred on a historical basis and we did not receive any historical benefits in terms of revenue generation or operating management, for these expenses in the historical periods presented herein.

C	The pro forma adjustments to depreciation and amortization expense reflect the estimated pro forma incremental amortization related to the intangible assets acquired in our acquisitions.

D

The pro forma adjustments to interest expense reflect the pro forma incremental interest expense associated with balances of our senior secured credit facility, convertible notes and embedded derivatives as if the amount was entered into from the beginning of the year based on LIBOR rate of 5.4% plus applicable margins.

E	The pro forma adjustments to provision for income taxes outlined above reflect the effective tax benefit of the pro forma loss at the rate of approximately 40%.

Discussion of Operating Results

The following discussion of operating results explains material changes in results of operations of Summit Global Logistics, Inc. and Subsidiaries for the period from February 6, 2006 (date of inception) to December 31, 2006 and of the Predecessor Companies (FMI Holdco I LLC and Subsidiary and TUG Logistics, Inc. and Affiliates) for the period January 1, 2006 to October 31, 2006 and for the years ended December 31, 2005 and 2004 with the audited consolidated and combined financial statements. The discussion should be read in conjunction with the audited financial statements and related notes and financial information included elsewhere in this report.

Aerobic Creations Inc. ("Aerobic") merged with Maritime Logistics US Holdings, Inc. ("Maritime") on November 8, 2006. On February 22, 2007, Aerobic changed its name to Summit Global Logistics, Inc. ("Summit"). The financial information noted as Summit reflects the results of operations of Summit Global Logistics, Inc. and Subsidiaries from February 6, 2006 (date of inception) to December 31, 2006.

On November 8, 2006, FMI Holdco I LLC and Subsidiary ("FMI") was acquired by MLI, a subsidiary of Summit. FMI is a predecessor company. The financial information noted as FMI reflects the results of operations of FMI prior to the date of the merger.

On November 8, 2006, TUG Logistics Inc. and Affiliates (“TUG”) was acquired by MLI, a subsidiary of Summit. TUG Logistics Inc. is a predecessor company. The financial information noted as TUG reflects the results of operations of the TUG entities acquired prior to the date of the merger.

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

Geographic Operating Result

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

For reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services are attributed to the country where the services are performed. Shipments that originated from Europe during the periods presented are minimal. Our consolidated and combined revenues and operating income by operating geographic area for the years ended December 31, 2006, 2005 and 2004 are set forth in the following table (in millions):

	Years ended December 31,
	2006	2005	2004
Revenues:
Americas	$135.3	$117.9	$98.3
Asia Pacific	74.9	75.9	65.9
	$210.2	$193.8	$164.2

Income before taxes:
Americas	$2.0	$1.1	$(4.4)
Asia Pacific	2.0	3.3	2.6	--
	$4.0	$4.4	$(1.8)

Year ended December 31, 2006 compared with year ended December 31, 2005

For the years ended December 31, 2006 and 2005, the results of operations of each of the separate companies are shown in the following table and significant changes are discussed below (in millions):

	Years Ended
	12/31/06	12/31/05	Change	%

Revenues:
Summit	39.4	-	39.4	100.0%
FMI	95.9	117.9	(22.0)	-18.6%
TUG	74.9	75.9	(1.0)	-1.3%
	210.2	193.8	16.4

Revenues less direct expenses (Gross profit):
Summit	6.5	-	6.5	100.0%
FMI	22.2	26.4	(4.2)	-15.9%
TUG	6.9	7.9	(1.0)	-12.4%
	35.6	34.3	1.3

Selling, general and administrative:
Summit	4.4	-	4.4	100.0%
FMI	9.8	11.9	(2.1)	-17.9%
TUG	4.9	4.6	0.3	6.1%
	19.1	16.5	2.6

Depreciation and amortization:
Summit	1.2	-	1.2	100.0%
FMI	3.9	5.5	(1.6)	-28.7%
TUG	-	-	-
	5.1	5.5	(0.4)

Facility shutdown and other costs:
Summit	-	-	-
FMI	0.4	0.6	(0.2)	-33.3%
TUG	-	-	-
	0.4	0.6	(0.2)

Interest expense:
Summit	2.1	-	2.1	100.0%
FMI	4.9	7.3	(2.4)	-32.9%
TUG	-	-	-
	7.0	7.3	(0.3)

Income (loss) before provision
for income taxes:
Summit	(1.2)	-	(1.2)	100.0%
FMI	3.2	1.1	2.1	195.9%
TUG	2.0	3.3	(1.3)	-37.9%
	4.0	4.4	(0.4)

Revenues

  SUMMIT - Revenues of $39.4 million for the period February 6, 2006 (date of inception) to December 31, 2006 is due to the consolidated operations of Maritime Logistics Inc. and Subsidiaries. The amount includes the revenues of AmeRussia Shipping Co. Inc. from May 1, 2006 to December 31, 2006 of $2 million and FMI and TUG from November 8, 2006 to December 31, 2006 of $17.7 million and $19.7 million, respectively.

  FMI - Revenues decreased $22 million from $117.9 million for the year ended December 31, 2005 to $95.9 million for 2006, or 18.6%. This decrease is primarily due to the comparison of twelve months for 2005 to ten months for 2006. Comparative revenues on a twelve month basis decreased $4.3 million or 3.6%. In the fourth quarter of 2005, certain warehousing contracts were restructured largely to a dedicated space revenue model. This process resulted in the termination of business with certain customers who were not generating adequate gross margin levels and customers unwilling to commit to the new contract structure. As a result, revenue at the New Jersey, Florida and California warehouses declined by approximately $3.7 million for 2006, relative to the comparable prior period. We have secured new business during the latter half of the year to partially replace such terminated accounts.

  TUG - Revenues decreased $1 million, from $75.9 million for the year ended December 31, 2005 to $74.9 million for 2006 or 1.3%. This decrease is due to the comparison of twelve months for 2005 to ten months for 2006. Comparative revenues on a twelve month basis increased by $18.7 million or 24.5%. This is due to (i) an increase in containerized cargo freight management movements in 2006, related to the continued expansion of business to the United States’ East and Gulf Coasts from Asia, including the opening of a New York office during 2006, which resulted in a $7.2 million increase in revenue and (ii) general market growth.

Revenues less direct expenses (Gross profit)

  SUMMIT - Gross profit of $6.5 million for the period February 6, 2006 (date of inception) to December 31, 2006 is due to the consolidated operations of Maritime Logistics Inc. and Subsidiaries. The amount includes the gross profit of AmeRussia Shipping Co. Inc. from May 1, 2006 to December 31, 2006 of $0.4 million and FMI and TUG from November 8, 2006 to December 31, 2006 of $3.9 million and $2.2 million, respectively.

  FMI - Gross profit decreased $4.2 million from $26.4 million for the year ended December 31, 2005 to $22.2 million for 2006 or 15.9%. This decrease is due to the comparison of twelve months for 2005 to ten months for 2006. Comparative gross profit on a twelve month basis decreased by $0.3 million or 1.2%.

  TUG - Gross profit decreased $1 million from $7.9 million for the year ended December 31, 2005 to $6.9 million for 2006. or 12.4%. This decrease is due to the comparison of twelve months for 2005 to ten months for 2006. On a comparative twelve month basis, gross profit increased by $1.2 million or 15.2% .. The increase in gross profit was not proportional to the 24.5% increase in revenues due to a decrease in containerized cargo gross profit margins from 10.5% to 9.5%, primarily as a result of the business expansion into New York and other USA areas.

Selling, general and administrative expenses

  SUMMIT - Selling, general and administrative ("SG&A") expenses of $4.4 million for the period February 6, 2006 (date of inception) to December 31, 2006 is due to the consolidated operations of Maritime Logistics Inc. and Subsidiaries. The amount includes the SG&A of AmeRussia Shipping Co. Inc. from May 1, 2006 to December 31, 2006 and FMI and TUG from November 8, 2006 to December 31, 2006.

  FMI - SG&A expenses decreased $2.1 million from $11.9 million for the year ended December 31, 2005 to $9.8 million for 2006, or 17.9%. This decrease is due to the comparison of twelve months for 2005 to ten months for 2006. On a comparative twelve month basis, SG&Adecreased by $0.5 million or 3.9%.

  TUG - SG&A expenses increased $0.3 million, from $4.6 million for the year ended December 31, 2005 to $4.9 million for 2006. or 6.1%. On a comparative twelve month basis, SG&A increased by $1.2 million or 27.3%. The increase was primarily driven by an increase in staff and other cost to service its business expansion into the United States’ East and Gulf coasts.

Depreciation and amortization

  SUMMIT – Depreciation and amortization expenses of $1.2 million for the period February 6, 2006 (date of inception) to December 31, 2006 is due to the consolidated operations of Maritime Logistics Inc. and Subsidiaries of which $0.9 million relates to amortization of intangible assets and $0.3 million relates to property and equipment.

  FMI – Depreciation and amortization expenses decreased $1.6 million from $5.5 million for the year ended December 31, 2005 to $3.9 million for 2006 or 28.7%. This decrease was primarily due to reduced depreciation expense on FMI's transportation equipments, due primarily to FMI’s decision to utilize operating lease arrangements for such equipment procured during the past two years.

Facility shutdown and other costs

  FMI – Facility shutdown and other costs decreased $0.2 million from $0.6 million for the year ended December 31, 2005 to $0.4 million in 2006. The 2005 and 2006 amounts represent trailing cost related to a facility shutdown in 2004.

Interest expense

  SUMMIT – Interest expense of $2.1 million for the period February 6, 2006 (date of inception) to December 31, 2006 is principally due to the senior secured credit facility obtained and the convertible notes issued to finance acquisitions on November 8, 2006.

  FMI – Interest expense decreased $2.4 million from $7.3 million for the year ended December 31, 2005 to $4.9 million for 2006. or 32.9%. This decrease was primarily due repayment of approximately $500,000 of senior debt principal from an excess cash flow repayment provision. The credit facility of FMI was fully paid at the date of their acquisition.

Income (loss) before provision for income taxes

  SUMMIT - Loss before provision for income taxes of $1.2 for the period February 6, 2006 (date of inception) to December 31, 2006 is principally due to the interest expense on senior secured credit facility obtained and the convertible notes issued to finance acquisitions on November 8, 2006 and general and administrative expenses.

  FMI - Income before provision for income taxes increased $2.1 million from $1.1 million for the year ended December 31, 2005 to $3.2 million for 2006 or 195.9%. This increase results primarily from reduced depreciation and interest expense.

  TUG - Income before provision for income taxes decreased $1.3 million from $3.3 million for the year ended December 31, 2005 to $2 million for 2006 or 37.9%. This decrease is primarily due to the comparison of twelve months for 2005 to ten months for 2006. On a comparative twelve month basis income before taxes decreased by $0.2 million or 5.5%. The increase was primarily driven by an increase in staff and other cost to service its business expansion into the United States’ East and Gulf coasts.

Predecessor year ended December 31, 2005 compared with predecessor year ended December 31, 2004

For the years ended December 31, 2005 and 2004, the results of operations of each of the separate companies are shown in the following table and significant changes are discussed below (in millions):

	Years Ended
	12/31/05	12/31/04	Change	%

Revenues:
FMI	117.9	98.3	19.6	19.9%
TUG	75.9	65.9	10.0	15.2%
	193.8	164.2	29.6

Revenues less direct expenses (Gross profit):
FMI	26.4	19.3	7.1	36.6%
TUG	7.9	6.4	1.5	23.9%
	34.3	25.7	8.6

Selling, general and administrative:
FMI	11.9	9.5	2.4	24.5%
TUG	4.6	3.8	0.8	23.2%
	16.5	13.3	3.2

Depreciation and amortization:
FMI	5.5	5.6	(0.1)	-2.2%
TUG	-	-	-
	5.5	5.6	(0.1)

Facility shutdown and other costs:
FMI	0.6	2.2	(1.6)	-70.6%
TUG	-	-	-
	0.6	2.2	(1.6)

Interest expense:
FMI	7.3	6.4	0.9	14.0%
TUG	-	-	-
	7.3	6.4	0.9

Income (loss) before provision for
income taxes:
FMI	1.1	(4.4)	5.5	-124.6%
TUG	3.3	2.6	0.7	25.1%
	4.4	(1.8)	6.2

Revenues

  FMI - 2005 revenues at FMI increased $19.6 million from $98.3 million to $117.9 million, or 19.9%. Revenue growth at FMI was driven primarily by (i) a full year of revenues associated with the FMI's Footstar contract (initiated in July 2004) which contributed to an $8.7 million increase in 2005 revenues at FMI’s Mira Loma facility, (ii) a $5.4 million increase at FMI’s San Pedro, California warehouse operations reflecting a significant increase in activity at these facilities, and (iii) a $4.8 million increase within FMI’s local and line-haul trucking operations related to a 14.4% increase in revenue per mile within the line-haul operations, driven in part by larger fuel surcharges, partially offset by a 3.2% decrease in line-haul miles.

  TUG - 2005 TUG revenue increased $10.0 million, from $65.9 million in 2004 to $75.9 million in 2005 or 15.2%. TUG’s revenue increase was driven by increased volume offset by a decrease in revenue per twenty foot equivalent unit (“TEU”) rates. A large part of this increase in volume was driven by TUG’s expansion of business to the United States’ East and Gulf Coasts.

Revenue less direct expenses (Gross profit)

  FMI - Gross profit increased $7.1 million from $19.3 million in 2004 to $26.4 million in 2005 or 36.6%. The increase resulted in part from increased utilization rates at its warehouse facilities and a full year of contribution from FMI’s Mira Loma facility, which generates higher gross margins due to the extensive automation at this facility.

  TUG - Gross profit increased $1.5 million from $6.4 million in 2004 to $7.9 million in 2005 or 23.9%. The increase in gross profit resulted from increased revenues related to the expansion of the business.

Selling, general and administrative expenses

  FMI - SG&A expenses increased $2.4 million, from $9.5 million in 2004 to $11.9 million in 2005, or 24.5%. This increase results primarily from a 19.4% increase in salaries and related costs from $6.4 million in 2004 to $7.6 million in 2005; and a 34.8% increase in miscellaneous and other cost (including travel, informati5on technology, office and bad debt expense) from $3.1 million in 2004 to $4.3 million in 2005.

  TUG - SG&A expenses increased $0.8 million, from $3.8 million in 2004 to $4.6 million in 2005, or 23.2%. This increase results primarily from a 28.3% increase in salaries and related costs from $3.0 million in 2004 to $3.9 million in 2005 due to an increase in staff to service its business expansion into the United States’ East and Gulf coasts.

Depreciation and amortization

  FMI – Depreciation and amortization expenses decreased $0.1 million from $5.6 million in 2004 to $5.5 million in 2005 or 2.2% principally due to reduced depreciation on transportation equipment.

Facility shutdown and other costs

  FMI – Facility shutdown and other costs decreased $1.6 million from $2.2 million for the year ended December 31, 2004 to $0.6 million for the year ended December 31, 2005 or 70.6%. The 2005 amount represents trailing cost related to a facility shutdown in 2004.

Interest expense

  FMI – Interest expense increased $0.9 million, from $6.4 million in 2004 to $7.3 million in 2005, or 14%. The increase was primarily due to the cost of refinancing the secured debt in 2005 partially offset by a reduction in the incremental borrowing rate.

Income (loss) before provision for income taxes

  FMI - Income before provision for income taxes increased $5.5 million, from a $4.4 million net loss in 2004 compared to $1.1 million income in 2005, or 124.6%. This increase results primarily due to (i) reduced charges to operating income of a facility shutdown in 2004 with a net charge of $2.2 million in 2004 and trailing cost of $0.6 million in 2005 and (ii) an increase in gross profit margin.

  TUG - Income before provision for income taxes increased $0.7 million, from $2.6 million in 2004 to $3.3 million in 2005, or 25.1%. This increase results primarily from increased revenues and gross profit.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of approximately $15.8 million, of which approximately $4 million is restricted as collateral for high deductible insurance risks such as health insurance, automobile insurance and workers compensation, as well as security for leased facilities.

In addition to our available cash and cash equivalents, the revolving loan portion of our senior credit facility may provide $10 million of additional cash availability. We entered into a forbearance agreement with our senior lenders relating to our failure to meet certain reporting and non-financial covenants in our senior secured credit facility (including delivery of year-end financial statements and the monthly financial statements for December 2006 and January 2007 within the required timeframe) and our anticipated failure to meet certain financial covenants contained in our senior secured credit agreement for the first quarter of 2007. Pursuant to the forbearance agreement, our senior lenders have agreed to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. In exchange for agreeing to enter into the forbearance agreement, the senior lenders required that we modify the terms of the revolving loan portion of the senior credit facility to make the funds thereunder restricted for borrowing at their discretion. To replace this liquidity and support our planned operations in 2007, we sought and have received a commitment from FMI, Inc. to provide up to $7.5 million dollars on terms to be determined. A copy of the forbearance agreement is attached hereto as Exhibit 10.44 and incorporated by reference.

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

We anticipate that our capital expenditures for 2007 will be approximately $1.0 million, comprised of the replacement of current warehouse equipment, additional office equipment, leasehold improvements, and information technology. We believe that based upon funds generated from operations and funds committed from FMI, Inc., sufficient liquidity will be provided to meet our working capital requirements through December 31, 2007 based on our current plans.

We base our assessment on the following assumptions:

  our business will generate sufficient operating cash flow;

  the capital expenditures associated with our businesses will be modest;

  all significant short-term capital expenditures, working capital requirements and debt amortization will be funded with cash on hand, and the funds from the FMI, Inc. commitment;and our obligations under our senior credit facility and notes will be not accelerated.

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

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities that are not readily apparent from other sources. We evaluate these estimates including those related to the basis of consolidation, business combinations, revenue recognition, self insurance, accounts receivable and allowance for doubtful accounts, impairment of tangible and intangible assets and goodwill. Actual results may differ from these estimates using different assumptions under different conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our consolidated financial condition and results of operations and require management's most difficult, subjective and complex judgments.

Acquisitions and Intangible Assets. Acquisitions are accounted for under Statement of Financial Accounting Standard (SFAS) No . 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Under the provisions of SFAS No. 142, the first step of the impairment test requires that we determine the fair value of each reporting unit, and compare the fair value to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and we must perform a second more detailed impairment assessment. The second impairment assessment involves allocating the reporting unit’s fair value to all of its recognized and unrecognized assets and liabilities in order to determine the implied fair value of the reporting unit’s goodwill as of the assessment date. The implied fair value of the reporting unit’s goodwill then is compared to the carrying amount of goodwill to quantify an impairment charge as of the assessment date. In the future, we will perform our annual impairment test during our fiscal fourth quarter unless events or circumstances indicate an impairment may have occurred before that time.

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

Derivatives.

We issued warrants and convertible notes that contain embedded derivatives that require separate valuation. We, with the assistance of a third-party, estimate the fair value of our derivatives using available market information and appropriate valuation methodologies. These derivatives derive their value primarily based on changes in the price and volatility of our common stock. Changes in the estimated fair value of the embedded derivatives could have a material effect on our results of operations. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts, if any, that we may eventually pay to settle these embedded derivatives. We recognize these derivatives as liabilities on our balance sheet, measure them at their estimated fair value and recognizes changes in their estimated fair value in their results of our operation in the period of change.

Stock-Based Incentive Plans

SFAS No. 123R "Share-Based Payments" requires all share-based payments to employees and non-employee directors, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R, in accounting for share-based compensation granted under the 2006 Equity Incentive Plan. For stock options settled in stock, compensation is measured on the grant date using valuation models. For restricted stock units ("RSU") and performance stock awards ("PSA") settled in stock, compensation expense is measured on the grant date using the fair values of the Company's common stock. Compensation expense is recognized for each separately vesting portion of the award as it is vested. For stock appreciation rights ("SAR's") settled in stock, compensation expense is initially measured on the grant date using a valuation model. For cash settled options and SARs, compensation expense is recorded over the vesting period and changes in the fair value between the date of grant and through when the cash settled options and SARs are exercised are recognized as compensation expense. For the PSA's, every reporting period until vesting, the cash settled portion is revalued using valuation models and the stock settled portion is adjusted for any change in the number of shares expected to be issued based on the performance criteria. Any change in fair value is recognized as compensation expense.

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

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business that will require substantial future payments. The following table illustrates the contractual obligations of the operating companies as of December 31, 2006:

	Payments due by period
		Less than			More than 5
	Total	1 year	1-3 years	3-5 years	years
Long-term-debt	$54,000,000	$5,000,000	$16,000,000	$33,000,000	$–
Interest on long-term debt	$18,458,000	$5,250,000	$8,400,000	$4,808,000
Capital leases	$1,646,000	$801,449	$844,551	$–	$–
Interest on capital leases	$151,335	$71,510	$79,825	$–	$–
Operating leases	$66,070,000	$16,720,000	$25,382,000	$17,773,000	$6,195,000
Purchase Obligations	$–	$–	$–	$–	$–
Other long-term liabilities	$75,633,906	$–	$–	$75,633,906	$–
	$215,959,241	$27,842,959	$50,706,376	$131,214,906	$6,195,000

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

Net Senior Debt/		Applicable Margin
TTM(1) EBITDA	Applicable Margin	(Reference Rate
	(LIBOR Rate Loans)	Loans)
>3.0x	4.75%	3.75%
>2.5x <= 3.0x	4.50%	3.50%
>2.0x <= 2.5x	4.25%	3.25%
>1.5x <=2.0x	4.00%	3.00%
<=1.5x	3.75%	2.75%

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

Our senior secured credit facility is secured by a first priority security interest in substantially all of our existing and future assets and the other borrowers party to the senior credit facility, including all of their property and equipment and accounts receivable, and the proceeds thereof (subject to permitted liens). In addition to the scheduled quarterly term loan principal payments, we are required to make an annual principal payment each year in an amount equal to fifty percent (50%) of excess cash flow for the immediately preceding fiscal year. Excess cash flow is generally defined as our EBITDA for the applicable period less consolidated net interest expense less the cash portion of capital expenditures made during such period less scheduled cash principal payments made on account of debt during such period less all cash prepayments on account of our senior secured credit facility (other than payments on account of revolving loans that do not permanently reduce the revolving commitments by the amount of such payment(s)) during such period less income taxes paid or accrued during such period less special incentive bonuses, earn-outs and deferred payments of purchase price for the acquisitions permitted to be consummated under the senior credit facility made during such period less any closing fee, loan servicing, unused line fee, letter of credit fee and prepayment fee paid during such period. The excess cash flow payments shall be applied to the term loan, in inverse order of maturity. Our credit facility will contain affirmative and negative covenants, and financial covenants customarily found in loan agreements for similar financings including, but not limited to, (i) a minimum earnings before interest, taxes, depreciation and amortization referred to as EBITDA covenant measured on a trailing twelve months basis, referred to as TTM, (ii) a maximum total senior debt outstanding to TTM EBITDA ratio covenant, (iii) a minimum fixed charge coverage ratio covenant, (iv) a maximum capital expenditure covenant, and (v) key man provisions with respect to members of management. An early termination fee is due if we terminate the senior credit facility for any reason (other than as described below) prior to the third anniversary of such effective date and is payable as follows: (i) two percent (2%) of the total loan commitment if we terminate the senior credit facility on or prior to the second anniversary of the effective date of the senior credit facility and (ii) one percent (1%) of the total loan commitment if we terminate the senior credit facility after the second anniversary of such effective date and on or prior to the third anniversary of such effective date. As of November 8, 2007 we may use up to $20.0 million of the cash proceeds from the issuance or sale of common equity to prepay the term loans under the senior credit facility and such prepayment will not be subject to a prepayment fee.

The deferred financing cost in connection with the senior secured credit facility amounted to approximately $6,194,000. This cost will be amortized and charged to expense over the next five years.

The loan agreement relating to our senior secured credit facility provides that, we may acquire the stock (and/or other equity interests) and/or assets of other companies provided that the following conditions are satisfied: (i) the senior agent shall have received not less than ten (10) business days’ prior written notice of the proposed acquisition and certain information related thereto; (ii) the assets acquired shall constitute assets used in, or the stock/equity interests shall be in an operating company or a division of an operating company that engages in, a line of business substantially similar, complimentary or related to the business that we are engaged in as of the date of the loan agreement; (iii) as of the date of any such acquisition and any payment in respect thereof, and after giving effect thereto, the sum of the excess availability plus the qualified cash shall have been not less than $3.0 million for each of the ten (10) consecutive business days prior to the date of such acquisition or payment and shall be not less than $3.0 million as of the date of such acquisition or payment (and after giving effect thereto); (iv) the aggregate amount of all consideration paid for all permitted acquisitions (including any earn-outs, deferred purchase price payments and special incentive bonuses to employees, officers, directors and/or sellers of the acquired business in connection with such permitted acquisition, including the value of any capital stock, warrants or other equity interests) shall not exceed $5.0 million; (v) the senior agent shall have received certain financial statements and projections with respect to the acquired business and/or company and our detailed projections through the maturity date giving pro forma effect as of the last day of the fiscal month most recently ended to such acquisition and all related transactions, demonstrating pro forma compliance with all financial covenants set forth in the loan agreement; (vi) the senior agent shall have received certain other security agreements and guarantees required under the loan agreement with respect to the acquired business and/or company; (vii) in the case of the acquisition of the capital stock of another person or entity, the board of directors (or other comparable governing body) of such other person or entity shall have duly approved such acquisition and such person or entity shall not have announced that it will oppose such acquisition or shall not have commenced any action which alleges that such acquisition will violate applicable law; and (viii) no default or event of default under the loan agreement shall exist or have occurred as of the date of such acquisition or the sale or issuance of any shares or any payment in respect thereof and after giving effect to such acquisition and all related transactions or the sale or issuance of any shares or any payment in connection therewith. We are in active discussions with our senior lender regarding amending these covenants. See “Liquidity and Capital Resources.”

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

The notes also provide that our contingent indebtedness arising pursuant to earn-outs and/or deferred purchase price payments under any permitted acquisition(s) consummated after the date thereof shall not exceed $30 million in the aggregate. Additionally, the notes provide that we may incur contingent indebtedness in the form of special incentive bonuses to employees, directors and/or officers and/or to sellers of assets and/or equity interests, in each case, in connection with any permitted acquisitions consummated, provided that the sum of (a) the aggregate amount of payments in respect of such indebtedness to employees, directors and/or officers and/or to such sellers, plus (b) the aggregate amount of cash consideration paid in respect of all permitted acquisitions (excluding earnouts and deferred purchase price payments) other than from the proceeds of the common stock financing which we completed in November 2006 and any other cash on hand, shall not exceed in the aggregate for (a) and (b), $7.5 million. We are in active discussions with our note holders regarding amending these covenants. See “Liquidity and Capital Resources.”

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

We also entered into a registration rights agreement with the buyers, whereby we agreed to provide certain registration rights with respect to the common stock underlying the notes and warrants and the shares held by management and the security holders of Aerobic prior to the merger under the Securities Act of 1933 and the rules and regulations promulgated thereunder. We did not satisfy our obligations under the registration rights agreement, and are obligated to pay the holders of the notes and warrants substantial penalty payments. See “Registration Rights Agreement.”

Contingent Payments

The following table summarizes our estimated contingent based earn-out payments for the next five fiscal years indicated based on achievement of certain earn-out targets (in thousands) :

Fiscal Year Ended December 31,
	2007	2008	2009	2010	2011	Total
Earn-out payments:

TUG(1)	$1,483	$1,483	$1,483	$1,483	$-	$5,932

SeaMaster(2)	1,300	2,275	3,575	3,575	3,575	14,300

TUG New York Bonus (3)	60	70	81	90	102	403

TUG Los Angeles and Miami	112	120	135	143	145	655
Bonus (3)
SeaMaster Bonus (3)	550	550	550	550	550	2,750

Total	$3,505	$4,498	$5,824	$5,841	$4,372	$24,040

Earn-out targets(4)

TUG	$2,200	$2,420	$2,660	$2,930	$-	$10,210

SeaMaster	2,000	3,500	5,500	5,500	5,500	22,000

Combined earn-outs targets	$4,200	$5,920	$8,160	$8,430	$5,500	$32,210
for TUG and SeaMaster

Earn-outs for TUG and
SeaMaster as a percentage of	66.3%	63.5%	62.0%	60.0%	65.0%	62.8%
target

     Notes:

(1)

The TUG earn-outs are contractual commitments based upon agreed EBITDA (earnings before interest, taxes, depreciation and amortization) targets. The earn-out payments set out above are projected payments based upon estimates by TUG. In addition, there are contingent earn-out payments based upon achievement of EBITDA above the targets. If EBITDA targets are not met, the earn-out payments will be less than those set forth above.

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

(3)

The contingent bonus payments to certain of our key employees are based on EBITDA targets set forth in three separate bonus agreements with these employees. Pursuant to the agreements, Mr. Wu and Lee, two of our key employees, are entitled to payments subject to the TUG and Sea Master businesses achieving certain EBITDA targets established in the agreements. The TUG New York bonus is based on targets of the business which, prior to our acquisition of TUG, was conducted by TUG New York, Inc. The equivalent payments for the TUG Los Angeles and Miami bonus is based on EBITDA targets of the business which, prior to our acquisition of TUG, was conducted by TUG Logistics, Inc. (Los Angeles) and TUG Logistics (Miami), Inc. and the SeaMaster China Bonus is based on the targets set forth in the SeaMaster acquisition agreement. In addition, Mr. Wu and Mr. Lee are entitled, under the Miami and Los Angeles Bonus Agreement to receive an additional $0.20 for each dollar by which the EBITDA target is exceeded up to an EBITDA target of $200,000 and thereafter an additional $0.30 for each dollar by which the EBITDA target is exceeded up to a maximum EBITDA cap. Mr. Wu and Mr. Lee are also entitled to receive an additional payment of $0.30 for each dollar by which the EBITDA target is exceeded under the New York bonus agreement. The EBITDA targets (i) for the TUG New York Bonus payments are $500,000, $535,000, $570,000, $600,000 and $640,000 in each of the years, (ii) for the TUG Los Angeles and Miami bonus payments $2.2 million, $2.24 million, $2.66 million, $2.93 million and $3.22 million in each of the years, and (iii) for the SeaMaster bonus payments, $3.67 million in each of the years.

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

Under the terms of the long-term incentive plan component of the management incentive plan there are three year performance periods that provide that if the EBITDA for the last year of the performance period exceeds the EBITDA target for the first year by at least 33%, then a cash bonus will be paid to our CEO and named executive officers. The first performance period is fiscal year 2007 through fiscal year 2009 and the second performance period is 2008 through 2010. If the EBITDA target is exceeded, then our CEO and each named executive officer shall be paid a bonus equal to 1.5 times their respective base salary earned during the first year of the performance period, 2007 and 2008 respectively. For example, if the 2009 EBITDA exceeds the 2007 target EBITDA by 33% or more, then Mr. Agresti will be paid $525,000; Mr. Shahbazian will be paid $375,000; Mr. O’Neill will be paid $450,000; Mr. Dombalis will be paid $375,000 and Mr. Knight will be paid $375,000 for aggregate payments of $2.1 million. The EBITDA targets for Mr. O’Neill are based upon the EBITDA for FMI. In total these payments would be $2,100,000 to our CEO and named executive officers in the event the target EBITDA is achieved.

Equity Incentive Awards.

We issued options to purchase 1,175,000 shares of common stock, 667,000 stock appreciation rights (SARs) and 233,500 shares of restricted stock under our 2006 Equity Incentive Plan. These options and SARs were granted with an exercise price equal to $10 per share. The options have a 5-year term and full vesting range from two to three years. The restricted shares have a 3-year option and vest 50% in the second year and fully vesting in the third year. The vesting of these options and restricted shares will result in charges to our operations, which may be substantial.

The 2006 Equity Incentive Plan is administered by our Board of Directors who is authorized to grant incentive stock options, non-qualified stock options, SARs, performance shares, restricted stock, restricted stock units, performance shares and other common stock-based awards to our executive officers.

Registration rights penalties

We may be required to make substantial payments under the registration rights agreements we entered into in connection with the note financing and the common stock financing.

We are required to make payments to purchasers (including the placement agent) who are parties to the registration rights agreements as liquidated damages (adjusted proportionally for a portion thereof) if any of the following events occurs and during the period such event is continuing:

(a) After the effective date of the registration, a registration statement ceases for any reason to remain continuously effective as to all registrable securities for which it is required to be effective, or the holders are otherwise not permitted to utilize the prospectus therein to resell such registrable securities, for more than 10 consecutive calendar days or more than an aggregate of 20 calendar days during any 10-month period (which need not be consecutive calendar days) except during any period when we are diligently pursuing the effectiveness of an amendment to a registration statement.

Such payment shall be equal a percentage of the aggregate amount invested as follows: one percent (1%), prorated for the first 30 days after any of the above events, and two percent (2%) prorated each thirty day period thereafter subject to a 10% aggregate limit. One percent of the aggregate amount invested in the financings is approximately $984,000.

We have previously incurred and paid aggregate penalties of approximately $98,400 based upon our failure to file this registration statement within sixty days after November 8, 2006. Our registration statement has not yet been declared effective and we may incur additional penalties.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on the consolidated results of operations, financial position and cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on the consolidated results of operations, financial position and cash flows.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" (“FIN 48”). We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

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

As of December 31, 2006, we had a $65 million senior credit facility consisting of (i) a $10 million revolver and (ii) a $55 million term loan. The senior credit facility has a five-year term. The senior credit facility bears interest at the rate set forth in the table shown in the “Senior Credit Facility” section of this registration statement. The senior credit facility, as amended, bears interest at the rate set forth in the table shown in the “Senior Credit Facility” section of this report.

Additionally, our notes are convertible at the option of the holder into shares of common stock and mature on the fifth anniversary of their issuance and bear interest at the interest rate set forth in the table shown in "Contractual Obligations” section of this report. The principal amount of the notes does not amortize during the life of the notes, but is subject to a balloon payment at the end of the term should the notes not be in converted into common stock during this period.

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

Customer Concentration

We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness, or other matters affecting the collectibility of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. At December 31, 2006, approximately 11% of accounts receivable were due from one customer. For the period from February 6, 2006 (date of inception) to December 31, 2006 and for the years ended December 31, 2005 and 2004, approximately 11% were generated from Jones Apparel Group, Inc.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	Page No.

Summit Global Logistics, Inc. and Subsidiaries

Audited Consolidated Financial Statements of Summit Global Logistics, Inc. and Subsidiaries

Report of Freidman LLP Independent Registered Public Accounting Firm		68

Consolidated Balance Sheet as of December 31, 2006		69

Consolidated Statement of Operations for the Period From February 6, 2006 (date of inception)
to December 31, 2006		71

Consolidated Statement of Stockholders’ Equity for the Period From February 6, 2006 (date of inception)
to December 31, 2006		72

Consolidated Statement of Cash Flows for the Period From February 6, 2006 (date of inception)
to December 31, 2006		73

Notes to Financial Statement		75

Financial Statements - Predecessor Companies

(Our business combination on November 8, 2006, included FMI Holdco I LLC and Subsidiary and TUG Logistics, Inc. and Affiliates, which are deemed predecessor companies since they were both acquired with the same financing and both equally significant to our consolidated operations.)

FMI Holdco I, LLC and Subsidiary

Audited Consolidated Financial Statements of FMI Holdco I, LLC and Subsidiary

Report of Friedman LLP Independent Registered Public Accounting Firm		100

Consolidated Balance Sheet as of October 31, 2006		101

Consolidated Statement of Income for the ten months ended October 31, 2006		102

Consolidated Statement of Changes in Members’ Equity for the ten months ended October 31, 2006		103

Consolidated Statement of Cash Flows for the ten months ended October 31, 2006		104

Notes to Consolidated Financial Statements		105

Audited Consolidated Financial Statements of FMI Holdco I LLC and Subsidiary

Report of BDO Seidman, LLP Independent Certified Public Accounting Firm		117

Consolidated Balance Sheets as of December 31, 2005 and 2004		118

Consolidated Statements of Operations and Accumulated Deficit for the years ended December 31, 2005
and 2004		119

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004		120

Notes to Consolidated Financial Statements		121

TUG Logistics, Inc. and Affiliates

Audited Combined Financial Statements of TUG Logistics, Inc. and Affiliates

Report of Friedman LLP Independent Registered Public Accounting Firm		140

Combined Balance Sheet as of October 31, 2006		141

Combined Statement of Income for the ten months ended October 31, 2006		142

Combined Statement of Changes in Stockholder’s Equity for the ten months ended October 31, 2006		143

Combined Statement of Cash Flows for the ten months ended October 31, 2006		144

Notes to Combined Financial Statements		145

Audited Combined Financial Statements of TUG Logistics, Inc. and Affiliates

Report of Friedman LLP Independent Registered Public Accounting Firm		150

Combined Balance Sheets as of December 31, 2005 and 2004		151

Combined Statements of Income for the years ended December 31, 2005 and 2004		152

Combined Statements of Changes in Stockholder’s Equity the years ended December 31, 2005 and 2004		153

Combined Statements of Cash Flows for the years ended December 31, 2005 and 2004		154

Notes to Combined Financial Statements		155

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

/s/ Friedman LLP
New York, New York
April 16, 2007

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

ASSETS
Current assets:
Cash and cash equivalents, including restricted
cash of $4,038,081	$15,767,809
Accounts receivable, net of allowance for
doubtful accounts of $612,612	25,720,420
Prepaid expenses and other current assets	5,126,412
Deferred tax assets	77,489
Total current assets	46,692,130

Property and equipment - at cost, net of accumulated
depreciation and amortization	10,372,820
Deferred financing costs, net of accumulated amortization	13,323,581
Intangible assets, net	41,731,666
Goodwill	94,081,276
Security deposits and other assets	1,091,722
Total assets	$207,293,195

See accompanying notes to the consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED BALANCE SHEET (CONTINUED)

DECEMBER 31, 2006

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$19,336,863
Current portion of senior secured credit facility	5,000,000
Current portion of long-term debt and capital lease obligations	801,449
Due to related parties	843,705
Total current liabilities	25,982,017

Long-term liabilities:
Senior secured credit facility	49,000,000
Convertible notes	41,485,758
Fair value of derivative instruments	32,148,148
Long-term debt and capital lease obligations	844,551
Deferred tax liabilities	11,162,321
Loan payable, related party	2,000,000
Total long-term liabilities	136,640,778
Total liabilities	162,622,795

Commitments and Contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share
1,000,000 authorized shares, none issued	-
Common stock, par value $0.001 per share
99,000,000 authorized shares
shares issued and outstanding - 7,594,958 shares	7,595
Additional paid-in capital	45,509,334
Subscriptions receivable	(10,233)
Accumulated deficit	(836,296)
Total stockholders' equity	44,670,400
Total liabilities and stockholders' equity	$207,293,195

See accompanying notes to the consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 6, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2006

Revenues:
Air and ocean freight services	$21,721,191
Logistics services	17,716,789
Total revenues	39,437,980

Direct expenses:
Air and ocean freight services	19,081,844
Logistics services	13,818,724
Total direct expenses	32,900,568
Revenues less direct expenses	6,537,412

Operating expenses:
General and administrative expense	4,442,602
Depreciation and amortization	1,195,963
Total operating expenses	5,638,565

Income before interest income (expense) and
income tax benefit	898,847

Interest income	87,043
Interest, finance charges and bank fees	(2,229,184)

Loss before income tax benefit	(1,243,294)

Income tax benefit	(406,998)
Net loss	$(836,296)

Weighted average common shares outstanding
Basic	7,594,958
Diluted	7,594,958

(Loss) earnings per common share:
Basic	$(0.11)
Diluted	$(0.11)

See accompanying notes to the consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM FEBRUARY 6, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	Common stock		Additional
			paid-in		Subscription		Accumulated
	Shares	Amount	capital		Receivable		Deficit	Total
Common shares issued - $.01 par value;
1,000,000 shares authorized	1,000,000	$10,000	$412,000	$		$		$422,000
Recapitalization and reverse merger:
Conversion of common shares	(1,000,000)	(10,000)	(412,000)					(422,000)
Common shares issued - $.001 par value;
100,000,000 shares authorized	246,000	246	1,790,634					1,790,880
Common stock issued in connection with the
private placement	3,346,950	3,347	33,466,153		(10,000)			33,459,500
Restricted common shares issued to the stockholders
of Maritime Logistics US Holdings. Inc.	1,451,000	1,451	6,934,329					6,935,780
Acquisitions:
Restricted common shares issued to acquire
Seamaster Logistics (Holding) Limited	450,000	450	2,150,550					2,151,000
Common shares issued to acquire FMI
Holdco I LLC and Subsidiary	561,660	562	4,088,323					4,088,885
Restricted common shares issued to acquire FMI
Holdco I LLC and Subsidiary	755,840	756	3,612,159					3,612,915
Restricted common shares issued and held in escrow
granted to FMI employees and Tug employee	233,500	233			(233)			-
Restricted common shares issued to acquire TUG
Logistics Inc. and Affiliates	550,000	550	2,628,450					2,629,000
Fractional shares issued	8		-					-
Transaction cost of the equity raise			(1,800,000)					(1,800,000)
Fair value adjustment for warrants issued			(7,361,264)					(7,361,264)
Net loss			-				(836,296)	(836,296)
December 31, 2006	7,594,958	$7,595	$45,509,334		$(10,233)		$(836,296)	$44,670,400

See accompanying notes to the consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 6, 2006 (DATE OF INCEPTION) TO DECEMBER 31, 2006

Cash flows from operating activities:
Net loss	$(836,296)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Provision for doubtful accounts	612,612
Depreciation and amortization	327,629
Amortization of deferred financing costs	465,592
Amortization of intangible assets	868,334
Amortization of discount on convertible debt	617,666
Deferred income taxes	(448,804)
Gain on derivative instruments	(773,697)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(9,433,493)
Prepaid expenses and other current assets	(2,424,536)
Accounts payable and accrued expenses	11,138,978
Net cash provided by operating activities:	113,985

Cash flows from investing activities:
Acquisition of AmeRussia Shipping Co. Inc. and Affiliate	(861,650)
Acquisition of FMI Holdco I LLC and Subsidiary	(118,000,000)
Acquisition of TUG Logistics Inc. and Affiliates	(4,375,000)
Cash included in acquisition of subsidiaries	2,895,191
Purchase of property and equipment	(395,793)
Transaction costs	(4,121,330)
Security deposits and other assets	(300,719)
Net cash used in investing activities	(125,159,301)

See accompanying notes to the consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

FOR THE PERIOD FROM FEBRUARY 6, 2006 (DATE OF INCEPTION)
TO DECEMBER 31, 2006

Cash flows from financing activities:
Proceeds from issuance of common stock -
private placement	$33,459,500
Proceeds from borrowings under the senior
secured credit facility	55,000,000
Proceeds from issuance of convertible notes	65,000,000
Proceeds from loan payable, related parties	2,514,125
Transaction costs	(1,800,000)
Debt issuance cost	(12,360,500)
Repayment of borrowings under the senior secured credit facility	(1,000,000)
Net cash provided by financing activities	140,813,125
Net increase in cash and cash equivalents	15,767,809
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$15,767,809

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$343,667
Income taxes	12,798

Noncash investing and financing activities:
Common stock issued to acquire:
Seamaster Logistics Inc. and Subsidiary	$2,151,000
FMI Holdco I LLC and Subsidiary	7,701,800
TUG Logistics Inc. and Affiliates	2,629,000
Aerobic Creations Inc.	1,790,880
Common stock issued to Maritime US
Holdings, Inc. stockholders	6,935,780
Fair value of derivative instruments	32,921,845
Property and equipment acquired under capital
lease	50,342

See accompanying notes to the consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

History and Nature of the Business
Summit Global Logistics, Inc. (the “Company~~.~~,” “the Company,” “we,” “us,” and/or “our”) through its wholly-owned operating subsidiary, Maritime Logistics US Holdings Inc. (“Maritime Logistics”, “MLI”) and its subsidiaries, is an international third party logistics provider specializing in ocean transportation intermediary services for Asia and North America. It offers domestic and international ocean, air and ground third-party logistics services.

Maritime Logistics was formed on February 6, 2006 in the State of New Jersey. MLI owns and manages various corporations that provide worldwide marine and inland transportation and logistics services. MLI, through one of its wholly-owned subsidiaries, possesses an ocean transportation intermediary license issued by the United States Federal Maritime Commission, pursuant to the Shipping Act of 1984, as a "Non-Vessel-Operating Common Carrier" ("NVOCC"). MLI is headquartered in Kenilworth, New Jersey.

TUG USA, Inc., formerly Dolphin US Logistics Inc., a wholly-owned subsidiary of MLI, was formed in February 2006 in the State of New Jersey.

Summit Logistic International Inc. (“Summit Logistics”) and AMR Investments Inc. ("AMR"), wholly-owned subsidiaries of MLI, were formed in February 2006 in the State of New Jersey. They provide worldwide marine and inland transportation and logistics services.

Effective May 1, 2006, AMR purchased 100% of the outstanding shares of AmeRussia Shipping Co. Inc., a Delaware corporation, and its affiliate, AmeRussia Ltd., a Russian corporation (collectively, "AmeRussia"). They provide international transportation services.

Seamaster Logistics Inc. ("SLI"), a wholly-owned subsidiary of MLI, was formed in August 2006 in the State of Delaware. SLI is licensed in the United States as an ocean transportation intermediary.

On September 28, 2006, SLI purchased the entire issued capital of Seamaster Logistics (Holding) Limited ("SLHL"). SLHL is a Hong Kong/China-based, asset-light, ocean transportation intermediary and logistics provider with offices in Hong Kong and an exclusive agency network in China. Subsequent to December 31, 2006, Seamaster Logistics (Shanghai) Ltd. was formed as a wholly-owned subsidiary of SLHL to expand the logistics business in China.

On November 8, 2006 (effective November 1, 2006), MLI merged with a wholly-owned subsidiary of Aerobic Creations, Inc. ("Aerobic") pursuant to an agreement and plan of merger. The merger is treated as a recapitalization for financial accounting purposes. Accounting principles generally accepted in the United States of America generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. MLI is treated as the acquirer for accounting purposes, whereas Aerobic is treated as the acquirer for legal purposes. The Board of Directors and more than a majority of the stockholders approved a one for approximately 11.226 share

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

reverse stock split of Aerobic's issued and outstanding stock. The Board of Directors also agreed to amend the certificate of incorporation to, among other things, change the corporate name and approve certain benefit plans and employment agreements. On February 20, 2007, the Aerobic changed its name to Summit Global Logistics, Inc.

Immediately following the merger and recapitalization, MLI acquired (i) all of the equity interests of FMI Holdco I LLC, and its parent company FMI Blocker, Inc.; and (ii) certain of the assets of the TUG Logistics group of companies including TUG Logistics, Inc., TUG Logistics (Miami) Inc., and Glare Logistics, Inc. and all of the equity interests of Clare Freight Los Angeles Inc. and TUG New York, Inc. FMI Blocker Inc. was simply a pass through entity with no assets other than its controlling interest in FMI Holdco I LLC, and was immediately dissolved after the acquisition.

FMI Holdco I LLC and its wholly-owned subsidiary, FMI International LLC, are based in New Jersey and were founded in 1979. FMI International LLC's wholly-owned subsidiaries are FMI Express Corp., FMI Trucking, Inc., FMI International Corp., FMI International Corp. (West), and Fashion Marketing, Inc. Collectively, these companies are referred to as "FMI". FMI is a full-service logistics and supply chain management service provider to the retail industry. FMI offers ocean and air freight forwarding; local trucking services in the New York and Los Angeles metropolitan markets; line haul truck load services throughout the continental 48 states of the United States of America; and warehousing, consolidation, distribution and marketing services in the New York, Los Angeles and Miami markets.

TUG USA, Inc. which acquired certain of the assets of the TUG Logistics group of companies and all of the equity interests of Clare Freight Los Angeles Inc. and TUG New York, Inc. (collectively "TUG") operates as a non-asset based ocean transportation intermediary focused on imports and exports between the United States and Asia. TUG provides logistics services through its subsidiaries in the United States. TUG provides ocean, air, supply chain logistics, warehouse and distribution and customs brokerage services to its customers, as well as a full range of ocean transportation intermediary services, forwarding containers between Asia and the United States using multiple carriers. TUG is a "Non-Vessel-Operating Common Carrier" ("NVOCC").

In January 2007, the provincial authorities of Shanghai approved the establishment of the Company's wholly foreign owned enterprise, ("WFOE") in the People's Republic of China. The WFOE is being established, subject to the issuance of the Company's business license in China, under newly adopted Chinese rules permitting foreign corporations to own and operate their own companies in that country.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") to reflect the consolidated financial position, results of operations and cash flows of Summit Global Logistics Inc. (formerly Aerobic Creations Inc.) and its subsidiary Maritime Logistics US Holdings Inc. and its subsidiaries, TUG USA, Inc., Summit Logistics International, Inc., AMR Investment Inc., Seamaster Logistics Inc., FMI Holdco I LLC, and their subsidiaries (collectively, the "Company").

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

Fair Value of Financial Instruments
The Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates fair values because of the short maturity of these instruments. The carrying amount of the senior secured loan approximates fair value because of the variability of the interest cost associated with the instrument. Convertible notes and derivative instruments are adjusted to their fair values using available market information and appropriate valuation methodologies. Loan payable - related party is carried at

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

cost and the fair value cannot be readily determined because of the nature of the related party transactions.

Allowance for Doubtful Accounts
The Company uses estimates to determine its allowance for doubtful accounts based on specifically identified amounts that are deemed to be uncollectible and based on historical experience of the management of the acquired businesses and assessments of the general financial conditions affecting the customer base. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer's credit worthiness, or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance.

Concentration of Credit Risk
The Company maintains its principal cash accounts in the United States with Bank of America. The bank cash balances are insured by the Federal Deposit Insurance Corporation up to $100,000.

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while generally requiring no collateral.

At December 31, 2006, approximately 11% of accounts receivable were due from one customer.

For the period from February 6, 2006 (date of inception) to December 31, 2006, approximately 11% of revenues were generated from Jones Apparel Group, Inc.

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

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired entity over the fair value assigned to assets acquired and liabilities assumed. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible assets," goodwill is not amortizable. The Company evaluates the goodwill on an annual basis, or sooner if deemed necessary, for potential impairment. The test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. The second step is, if the first step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities. There was no impairment of goodwill and other intangible assets for the period from February 6, 2006 to December 31, 2006.

Intangible assets are stated net of accumulated amortization. Amortization is computed by the straight-line method over the following estimated useful asset lives:

Trademark	5 years
Internally developed software	3 years
Customer list	10 years

Deferred Financing Costs
Deferred financing costs relate to the senior secured credit facility and the convertible notes and are being amortized over their maturity period of five years. These costs are included in interest, finance charges and bank fees in the accompanying consolidated statement of operations.

Impairment of Long-Lived Assets
The Company accounts for long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides guidance on how long-lived assets (other than goodwill and other intangibles with indefinite lives) used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale. The Company assesses recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets for the period from February 6, 2006 to December 31, 2006.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force Issue ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF No. 05-02, "The Meaning of Conventional Convertible Debt Instruments", in EITF No. 00-19.

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

Stock-Based Incentive Plans
SFAS No. 123R "Share-Based Payments" requires all share-based payments to employees and non-employee directors, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values. The Company adopted SFAS No. 123R, in accounting for share-based compensation granted under the 2006 Equity Incentive Plan. For stock options settled in stock, compensation is measured on the grant date using valuation models. For restricted stock units ("RSU") and performance stock awards ("PSA") settled in stock, compensation expense is measured on the grant date using the fair values of the Company's common stock. Compensation expense is recognized for each separately vesting portion of the award as it is vested. For stock appreciation rights ("SAR's") settled in stock, compensation expense is initially measured on the grant date using a valuation model. For cash settled options and SARs, compensation expense is recorded over the vesting

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

period and changes in the fair value between the date of grant and through when the cash settled options and SARs are exercised are recognized as compensation expense. For the PSA's, every reporting period until vesting, the cash settled portion is revalued using valuation models and the stock settled portion is adjusted for any change in the number of shares expected to be issued based on the performance criteria. Any change in fair value is recognized as compensation expense.

Advertising and Promotion Costs
Advertising and promotion costs are expensed as incurred and amounted to $28,324 for the period from February 6, 2006 to December 31, 2006.

Income Taxes
Deferred income taxes are recognized for temporary differences between the basis of the assets and liabilities for financial reporting and income tax purposes. Temporary differences result primarily from the Company's net operating loss carryforwards as well as differences relating to intangible assets. Deferred income taxes represent the future tax consequences of those differences that will either be taxable or deductible when the assets and liabilities are recovered or settled.

Self-Insurance
The Company is primarily self-insured for automobile, workers' compensation, general liability costs and health insurance. Self-insurance liabilities are determined based on claims filed and estimates by the Company's third party insurance administrator for claims incurred but not reported. The majority of these liabilities are not discounted due to their short-term nature.

Foreign Currency Translation
The Company’s foreign subsidiary's functional currency has been translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". All assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Consolidated statement of income amounts have been translated using the average exchange rate for the period. The financial information of SLHL has been translated from its functional foreign currency to U.S. dollars. Adjustments from such translation were not material.

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
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated results of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated results of operations or financial position.

FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" (“FIN 48”). We will adopt the provisions of FIN 48 for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

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
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

3.      ACQUISITIONS AND BUSINESS COMBINATIONS

In order to achieve our goal to build an international transportation and supply-chain management company, the following acquisitions were made during the period from February 6, 2006 (date of inception to December 31, 2006).

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

SLHL
On September 28, 2006, MLI, through its wholly-owned subsidiary SLI, purchased the entire issued capital of SLHL pursuant to a stock purchase agreement. According to the agreement, approximately $15,000,000 may be paid in cash over five years as an “earn-out” based on the

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

performance of SLHL. In addition, 450,000 shares of the Company's restricted common stock were issued on November 8, 2006. These shares were valued at $4.78 per share for a total value of $2,151,000. In addition, the Company has granted employees of SLHL stock options exercisable for 50,000 shares of our common stock with an exercise price of $10 per share. The purchase price was allocated as follows:

Cash	$145,265
Prepaid expenses and other current assets	68,009
Property and equipment	14,690
Goodwill	2,268,885
Accounts payable and accrued expenses	(16,269)
Loan payable, related party	(329,580)
Purchase price	$2,151,000

The accompanying consolidated financial statements include the operations of SLI for the period September 28, 2006 to December 31, 2006.

Reverse Merger
On November 8, 2006 (effective November 1, 2006), MLI entered into an agreement and plan of merger, as described in Note 1, to acquire Aerobic, FMI and TUG. Aerobic shareholders owned 183,500 shares and received an additional 62,500 shares as merger consideration. The combined number of shares were recapitalized at its fair value of $7.28 per share for a total value of $1,790,880. The purchase price of FMI was $125,701,800, of which $118,000,000 was paid in cash and the remainder was paid by issuance of 1,317,500 shares of common stock, of which 755,840 shares were restricted. The restricted shares were valued at $4.78 per share and the remainder were valued at $7.28 per share for a total value of $7,701,800. In addition, FMI employees were granted 232,500 restricted compensation shares of common stock at a price of $0.001 per share. The purchase price for TUG was $7,004,000 of which $4,375,000 was paid in cash and the remainder was paid by issuance of 550,000 shares of restricted common stock at a value of $4.78 per share. The Company granted options to its shareholders to purchase 50,000 shares of common stock with an exercise price of $10 per share under the Company's 2006 Equity Incentive Plan. The Company will futher reserve 50,000 shares of the common stock for granting to its employees. In addition, a TUG employee was granted 1,000 restricted compensation shares of common stock at a price of $0.001 per share. Additional purchase price of approximately $6,000,000 may be paid pursuant to an earn-out based on the performance of TUG in accordance with the terms of the TUG Acquisition Agreement. The fair value of the options granted to FMI and TUG employees at $4.78 per share was recorded as stock-based compensation.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Pro forma Financial Information (Unaudited)
The following table sets forth the unaudited pro forma results of operations of the Company for the year ended December 31, 2006. The unaudited pro forma financial information summarizes the results of operations for the year ended December 31, 2006 as if the business combinations had occurred occurred as of January 1, 2006. The pro forma information contains the actual operating results of the consolidated and combined companies, FMI and TUG, with the results prior to the acquisition dates adjusted to include the proforma impact of incremental expenses, incremental amortization of acquired intangible assets; incremental interest expense, and provision for income taxes. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the year presented or that may be obtained in the future.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2006
Total revenues	$210,299,265
Total direct expenses	174,572,318
Revenues less direct expenses	35,726,947
Total operating expenses	30,622,913
Income before interest expense and
income tax benefit	5,104,034
Interest expense, net	(17,869,563)
Loss before income tax benefit	(12,765,529)
Income tax benefit	(5,106,302)
Net loss	$(7,659,227)

4.      PROPERTY AND EQUIPMENT

At December 31, 2006 property and equipment consisted of the following:

Office, computer and communication equipment	$1,164,670
Transportation equipment	421,384
Warehouse and terminal equipment	8,411,961
Leasehold improvements	684,515
Construction in progess	17,919
10,700,449
Less - Accumulated depreciation and amortization	(327,629)
Net book value of property and equipment	$10,372,820

Depreciation expense was $327,629 for the period from February 6, 2006 (date of inception) to December 31, 2006.

The changes in capital leases included in property and equipment during the period from February 6, 2006 (date of inception) to December 31, 2006 was as follows:

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Capital leases, beginning of period	$-
Assets acquired through acquisitions	1,871,762
Assets acquired through capital leases	50,342
Capital leases, end of period	1,922,104
Less - accumulated depreciation	(96,639)
Net book value of capital leases	$1,825,465

Depreciation expense for capital leases was $96,639 for the period from February 6, 2006 (date of inception) to December 31, 2006.

5.      INTANGIBLE ASSETS

At December 31, 2006, intangible assets consisted of the following:

		Accumulated	Net carrying
	Cost	amortization	value
Trademark	$1,800,000	$60,000	$1,740,000
Software and other	3,300,000	183,334	3,116,666
Customer list	37,500,000	625,000	36,875,000
Total	$42,600,000	$868,334	$41,731,666

The estimated aggregate amortization expense for each of the next five years is as follows:

Year ending
December 31,
2007	$5,210,000
2008	5,210,000
2009	5,027,000
2010	4,110,000
2011	4,050,000

6.	SENIOR SECURED CREDIT FACILITY

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
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The credit facility contains affirmative and negative covenants, and financial covenants which include (a) minimum earnings before income tax, depreciation and amortization (“EBITDA”) (b) maximum total senior debt to EBITDA ratio, (c) minimum fixed charge coverage ratio, (d) maximum capital expenditure, and (e) key man provisions. The Company failed to meet certain reporting and non-financial covenants under the senior secured credit facility (including delivery of year-end financial statements and the monthly financial statements for December 2006 and January 2007 within the required timeframe) and anticipates failure to meet certain financial covenants contained in the senior secured credit agreement for the first quarter of 2007. The Company entered into a forbearance agreement with the senior secured creditor to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. In exchange for agreeing to enter the forbearance agreement, the senior secured creditor required that we modify the terms of the revolving loan portion of the senior credit facility to make the funds thereunder restricted for borrowing at their discretion.

To support our planned operation in 2007 we sought and received a commitment from FMI, Inc., an entity whose stockholders are also stockholders in the Company, to provide up to $7.5 million on terms to be determined.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The maturities under the senior secured credit facility for the next five years are as follows:

Year ending
December 31,
2007	$5,000,000
2008	8,000,000
2009	8,000,000
2010	8,000,000
2011	25,000,000
$54,000,000

7.      CONVERTIBLE NOTES

On November 8, 2006, as part of the financing for the acquisitions, the Company entered into a securities purchase agreement and issued (i) secured convertible notes in an aggregate principal amount of $65 million, which notes are convertible at the option of the holder into shares of the Company's common stock at an initial conversion price equal to $11.00 per share (subject to adjustment) and (ii) warrants to acquire in the aggregate up to 40% of the number of shares of common stock issuable upon conversion of the notes, exercisable until the fifth anniversary of November 8, 2006 at an initial exercise price equal to $11.00 per share (subject to adjustment).

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

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company failed to meet certain reporting and non-financial covenants under the senior secured credit facility (including delivery of year-end financial statements and the monthly financial statements for December 2006 and January 2007 within the required timeframe) and anticipates failure to meet certain financial covenants contained in the senior secured credit agreement for the first quarter of 2007. The Company entered into a forbearance agreement with the senior secured creditor to forbear exercising any rights and remedies under the senior credit facility documents relating to these defaults until the earlier of June 15, 2007 or the occurrence of another event of default. Pursuant to the forbearance agreement with the senior secured creditor, this agreement and the current inter-creditor agreement between our senior secured creditor and the convertible noteholders prohibits the convertible noteholders from receiving payments from the Company other than regularly scheduled pricipal and interest payments.

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

  Stock growth of 20%.

  Annual volatility of 50%.

  Registration default of 15%.

  Note default of 5% increasing 0.1% per quarter.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

11.    401(k)/PROFIT-SHARING PLAN

The Company’s indirect subsidiary, FMI, has a 401(k) Profit Sharing Plan (the "Plan"), covering all eligible employees, as defined in the Plan. The Plan provides for employees' contributions based on a percentage of covered employees' salaries. The Company may contribute to the Plan matching contributions and discretionary profit sharing contributions. For the period presented, the Company approved a matching contribution equal to 25% of the employees’ contribution to the extent aggregate contribution did not exceed 4% of the employees’ compensation and additional profit sharing contributions. FMI contributed $66,660 for the period from November 1, 2006 to December 31, 2006.

12.    OPTIONS AND RESTRICTED COMPENSATION AGREEMENTS

On November 8, 2006, the Company established the 2006 Equity Incentive Plan ("2006 Plan") which provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), performance shares, restricted stock, restricted stock units and other common stock based awards to our employees, officers, directors, consultants, independent contractors and advisors of the Company and any other person who is determined by the Compensation Committee or the Board of Directors to have made (or is expected to make) contributions to the Company. The maximum number of shares available for issuance under the 2006 Plan as of December 31, 2006 is 1,633,500 shares. As of December 31, 2006, the Board of Directors have authorized the issuance of options to purchase 1,175,000 shares of common stock and the issuance of 233,500 shares of restricted stock under the 2006 Plan. As of December 31, 2006, the Company granted 667,000 SARs as additional compensation. These options and SARs have been granted with an exercise price equal to $10 per share. The options have a 5-year term with full vesting ranging from two to three years. The issued restricted compensation shares have a three year option and are held in escrow and have an exercise price of $.001 per share with a vesting rate and period of fifty percent in the second year and fully vested in the third year.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

			Weighted
			average
		Weighted	remaining
	Number of	average	contractual
	shares	exercise price	life (in years)
Options to purchase common stock:
Granted	1,175,000	$10.00	5 years
Outstanding at December 31, 2006	1,175,000	$10.00
Weighted-average fair value of
options granted		$2.46
Options available for future grant	225,000

Stock appreciation rights:
Granted	667,000	$10.00
Outstanding at December 31, 2006	667,000	$10.00
Weighted-average fair value of
stock appreciation rights granted		$3.05
Stock appreciation rights available
for future grant	-

Restricted compensation shares:
Granted	233,500	$0.001	3 years
Outstanding at December 31, 2006	233,500	$0.001
Weighted-average fair value of
restricted stock granted		$5.53
Restricted stock available for
future grant	-

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.    INCOME TAXES

The following summarizes the components of the Company's income tax benefit on loss from operations for the period February 6, 2006 (date of inception) to December 31, 2006. The Predecessor Companies were primarily taxed as pass through entities and, accordingly, the income taxes related to the operations of the Predecessor Companies were primarily paid by the equity owners of and represents principally state franchise taxes.

Current:
Federal	$-
State	41,806
41,806
Deferred:
Federal	(360,293)
State	(88,511)
(448,804)
Total provision	$(406,998)

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

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2006 are as follows:

Current deferred tax assets:
Allowance for doubtful accounts	$237,977
Self-insurance reserve	218,699
Accrued vacation	75,581
Total current deferred tax assets	532,257
Noncurrent deferred tax assets:
Net operating loss carryover	2,262,005
Interest expense	65,533
Property and equipment	1,241,084
State taxes	773,935
Charitable contributions	19,590
Total noncurrent deferred tax assets	4,362,147
Total deferred tax assets	4,894,404

Current deferred tax liabilities:
Prepaid insurance	(449,402)
State taxes	(5,366)
Total current deferred tax liabilities	(454,768)
Noncurrent deferred tax liabilities:
Other intangibles	(15,457,544)
Goodwill	(66,924)
Total noncurrent deferred tax liabilities	(15,524,468)
Total deferred tax liabilities	(15,979,236)

Net deferred tax liabilities	(11,084,832)
Valuation allowance	-
Net deferred tax asset (liability)	$(11,084,832)

The above amounts have been classified in the accompanying consolidated balance sheet as of December 31, 2006 as follows:

Deferred tax assets (liabilities):
Current	$77,489
Noncurrent	(11,162,321)
$(11,084,832)

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.    STOCKHOLDERS' EQUITY

In May 2006, MLI issued 1,000,000 shares of common stock for a total value of $422,000 of which $362,500 was cash proceeds and $59,500 was for the settlement of financing costs. These shares were converted to shares of the Company as part of the recapitalization.

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

Merger and Acquisitions
The Company issued 62,500 shares of common stock in satisfaction of certain pre-merger contractual obligations to certain Aerobic's stockholders in addition to the 183,500 shares held prior to the merger. The shares were valued at $7.28 per share for a total value of $1,790,880.

In the recapitalization, the stockholders of MLI received 1,451,000 shares of restricted common stock of the Company. The shares were valued at $4.78 per share for a total value of $6,935,780.

The Company issued 1,317,500 shares of common stock, of which 755,840 were restricted, in connection with the acquisition of FMI. The 561,660 common shares were valued at $7.28 per share for a value of $4,088,885. The 755,840 restricted common shares shares were valued at $4.78 per share for a value of $3,612,915. In addition, certain FMI employees were granted 232,500 restricted compensation shares of common stock at a price of $.001 per share. The restricted common stock relating to the stock options are held in escrow. As of December 31, 2006, the amount due from FMI employees is included in subscriptions receivable.

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

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.    LEASE COMMITMENTS

The Company leases various facilities and equipment in accordance with noncancelable operating lease agreements, which expire at various dates through 2012. Total rent expense were $2,628,234 for the period from February 6, 2006 to December 31, 2006.

The Company has capital lease obligations with financial institutions, with monthly installments of principal, including interest at various rates ranging from 4.3% to 12.1% through 2009, collateralized by equipment.

Future minimum lease payments required under noncancelable leases for the years ending December 31 are as follows:

Year ending	Capital	Operating
December 31,	leases	leases

2007	$872,959	$16,720,000
2008	741,690	15,015,000
2009	182,686	10,367,000
2010	-	9,965,000
2011	-	7,808,000
Thereafter	-	6,195,000
Total future minimun lease payments	1,797,335	$66,070,000
Less - Amount representing interest	(151,335)
Present value of future net minimum lease payments	$1,646,000

In June 2006, FMI subleased its Carson warehouse facility to a third party for a 25-month term. In March 2006, FMI subleased its San Pedro warehouse facility to a third party for a 33-month term. The subleases will generate approximately $8,856,000 of rental income over the term, which will be recorded as an offset to rental expense. The amount of sublease income recorded as an offset to rental expense was $663,745 for the period from November 1, 2006 to December 31, 2006.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revolver Loan Commitment
The Company has received a commitment from FMI, Inc., an entity whose stockholders are also stockholders in the Company, to provide up to $7.5 million to replace the revolving portion of the Senior Credit Facility, on terms to be determined.

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

The employment agreements provide that certain executives are entitled to severance benefits under the terms of the Company's severance benefit plan which was adopted and approved on November 8, 2006. These executives are entitled to severance in the form of base salary continuation for 24 months, plus health insurance coverage, perquisites and benefits. In the event the termination is in connection with a change in control, then the 24 months of base salary continuation shall be paid in lump-sum and in outplacement services in an amount not to exceed $10,500. The Company's CEO and certain officers also are entitled, if eligible for severance benefits, to $7,500 per year of employment in lieu of any amounts forfeited under the Company's 401(k) plan.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
(FORMERLY AEROBIC CREATIONS INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the purchase and sale of AmeRussia, and effective May 1, 2006, the Company entered into an employment agreement with the former stockholder for a three-year period. The agreement contains time restrictions that prohibit the employee from competing with the Company after the termination of his employment.

Reserve for Insurance Losses
The Company participates in a high deductible insurance program for certain insurable risks consisting primarily of automobile, workers' compensation, general liability and health insurance. Based on estimates of the aggregate liability for claims incurred, a provision for the deductible portion of the claims is recorded and revised annually. These losses are collateralized by restricted cash balances and letters of credit.

Claims and Lawsuits
In March 2006, a former customer filed suit against FMI asserting claims for breach of contract, among other things and seeking damages of approximately $1,738,000. In May 2006, FMI filed a counterclaim for an amount in excess of the damages claimed by this former customer. The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business. In the opinion of management, these claims are without merit and the liability resulting from these matters, if any, will not have a material effect on the Company's financial position.

Shipping Agreements
The Company entered into agreements with unrelated ocean carriers for the Company to receive commission revenue based on certain minimum volume levels and to protect various ocean shipping rates for the duration of the contract. These agreements expire December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members
FMI Holdco I LLC and Subsidiary

We have audited the accompanying consolidated balance sheet of FMI Holdco I LLC and Subsidiary as of October 31, 2006, and the related consolidated statements of income, changes in members' equity and cash flows for the ten months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal controls over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMI Holdco I LLC and Subsidiary as of October 31, 2006, and the results of their operations and their cash flows for the ten months then ended in conformity with accounting principles generally accepted in the United States of America.

Friedman LLP

/s/ Friedman LLP

February 16, 2007

FMI HOLDCO I LLC AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

OCTOBER 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$2,107,090
Accounts receivable, less allowance for doubtful accounts
of $681,442	15,635,118
Prepaid expenses and other current assets	2,627,664
Total current assets	20,369,872

Property and equipment, net	6,062,933
Other intangible assets	19,017,638
Goodwill	56,227,552
Deposits	776,361
$102,454,356

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Current portion of long-term debt and capital lease obligations	$4,462,610
Accounts payable and accrued expenses	8,638,376
Deferred rent	476,544
Total current liabilities	13,577,530

Deferred rent	1,593,689
Long-term debt and capital lease obligations	45,733,215
60,904,434

Commitments and contingencies

Members' equity
Members' capital	27,841,883
Senior equity	18,000,000
Accumulated deficit	(4,291,961)
41,549,922
$102,454,356

See notes to consolidated financial statements.

FMI HOLDCO I LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

TEN MONTHS ENDED OCTOBER 31, 2006

Revenues	$95,930,960

Expenses
Direct expenses, excluding depreciation	73,690,665
Gain on disposition of property and equipment	(9,880)
Facility shutdown and other costs	422,622
Amortization	2,382,773
Depreciation	1,546,930
General and administrative	9,765,745
Income from operations	8,132,105
Other income (expense)
Interest income	31,992
Interest expense and bank fees	(4,939,840)
(4,907,848)

Income before income taxes	3,224,257

Income taxes	89,700

Net income	$3,134,557

See notes to consolidated financial statements.

FMI HOLDCO I LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS' EQUITY

		Members'	Senior	Accumulated
	Total	Capital	Equity	Deficit
Balance, January 1, 2006	$38,497,970	$27,924,488	$18,000,000	(7,426,518)

Net income	3,134,557	-	-	3,134,557

Distributions	(82,605)	(82,605)	-	-
Balance, October 31, 2006	$41,549,922	$27,841,883	$18,000,000	(4,291,961)

See notes to consolidated financial statements.

FMI HOLDCO I LLC AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

TEN MONTHS ENDED OCTOBER 31, 2006

Cash flows from operating activities
Net income	$3,134,557
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for doubtful accounts	223,350
Depreciation	1,546,930
Amortization of intangibles	2,382,773
Gain on disposition of property and equipment	(9,880)
Changes in assets and liabilities
Accounts receivable	(2,160,895)
Prepaid expenses and other current assets	(418,720)
Deposits	(239,018)
Deferred rent	(275,507)
Reserve for self-insurance	(269,620)
Accounts payable and accrued expenses	1,596,426
Net cash provided by operating activities	5,510,396
Cash flows from investing activities
Acquisition of property and equipment	(807,809)
Proceeds from disposition of property and equipment	9,880
Net cash used in investing activities	(797,929)
Cash flows from financing activities
Repayment of long-term debt and capital lease obligations	(3,540,319)
Prepayment of senior debt pursuant to excess cash flow agreement	(499,370)
Debt issuance cost	(63,296)
Distributions to members	(82,605)
Net cash used in financing activities	(4,185,590)
Net increase in cash and cash equivalents	526,877

Cash and cash equivalents, beginning of period	1,580,213
Cash and cash equivalents, end of period	$2,107,090
Supplemental cash flow disclosures
Interest paid	$4,840,616
Income taxes paid	87,200

Noncash investing and financing activities
Property and equipment acquired under capital leases	26,000

See notes to consolidated financial statements.

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of FMI Holdco I LLC and its wholly owned subsidiary, FMI International LLC (collectively, the "Company" or "FMI"). All intercompany balances and transactions have been eliminated in consolidation.

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

Members' Equity
At October 31, 2006, members' equity is comprised of $27,841,883 of members' capital (Series "A" Preferred and common units), $18,000,000 of Senior Equity (PIK Preferred) and a $36,120,000 Super Preferred unit which has been offset against a note receivable from the majority member in the same amount.

Super Preferred Unit: This instrument will receive allocations of profits to offset the note until the full $36,120,000 plus 12.5% (Super Preferred Return) per annum has been repaid.

PIK Preferred: These units will receive allocations of profits after the Super Preferred payout until the capital and preferred return of 15% is paid. After these amounts are paid, PIK Preferred members will have ownership to the extent of their common units.

Preferred Units and Common Units: The holders of preferred units will receive allocations of profits in proportion to units plus 8%, and common unit holders will be paid thereafter.

Losses are allocated in reverse order of profits.

Intangible Assets
Intangible assets are stated net of accumulated amortization. Amortization is computed by the straight-line method over the following estimated useful asset lives:

Internally developed software	3 years
Customer list	10 years
Debt issuance costs	Term of agreement

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed primarily by using straight-line and accelerated methods based upon the following estimated useful asset lives:

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

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while generally requiring no collateral.

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk (Continued)
The Company provides an allowance for doubtful accounts based on specifically identified amounts that are deemed to be uncollectible. In addition, an allowance is provided based on historical experience and assessments of the general financial conditions affecting the customer base. The Company has a limited number of customers with individually large amounts due at any given date. Any unanticipated change in one of those customers' credit worthiness, or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

At October 31, 2006, approximately 28% of accounts receivable are due from two customers.

The Company generated approximately 35% of its revenues for the ten months ended October 31, 2006 from two customers.

Income Taxes
In lieu of federal corporation income taxes, the members of an LLC include their proportionate share of the Company's taxable income or net operating loss in their individual income tax returns. Certain minimum state taxes have been recorded for the period.

Long-Lived Assets
The Company accounts for long-lived assets in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale.

Fair Value of Financial Instruments
The Company's long-term debt instruments at October 31, 2006 represent fair values because these obligations have market-based interest rates.

Self-Insurance
The Company is primarily self-insured for automobile, workers' compensation, general liability costs and health insurance. Self-insurance liabilities are determined based on claims filed and estimates for claims incurred but not reported. The majority of these liabilities are not discounted due to their short-term nature.

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2 - GOODWILL AND OTHER INTANGIBLE ASSETS

     Intangible assets, other than goodwill, consist of the following at October 31, 2006:

		Accumulated	Net Carrying
	Cost	Amortization	Value

Trademark	$2,600,000	$-	$2,600,000
Software and other	1,320,000	1,244,042	75,958
Customer list	23,480,487	8,342,753	15,137,734
Debt issuance costs	1,633,162	429,216	1,203,946
Total	$29,033,649	$10,016,011	$19,017,638

     The estimated aggregate amortization expense for the next five years is as follows:

Year Ending
December 31,

2007	$2,617,000
2008	2,617,000
2009	2,617,000
2010	2,617,000
2011	2,446,000

Goodwill and other intangibles are tested for impairment annually, or on an interim basis if an event occurs or circumstances change that would likely reduce the fair value of the goodwill or other intangibles below their carrying values. The fair value of goodwill and other indefinite life intangibles was estimated using the present value of future cash flows. There was no impairment of goodwill and other intangibles for the ten months ended October 31, 2006. The effect of the acquisition outlined in Note 11 on goodwill and intangible assets has not been reflected in balances at October 31, 2006.

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3 - PROPERTY AND EQUIPMENT

     Property and equipment at October 31, 2006 are as follows:

Office and computer equipment	$2,028,757
Transportation equipment	3,600,606
Leasehold improvements	839,980
Communications equipment	167,381
Warehouse and terminal equipment	6,494,413
Construction in progress	20,270
13,151,407
Less - Accumulated depreciation
and amortization	7,088,474
$6,062,933

     Capital leases included in property and equipment consist of the following:

Capital leases, beginning of period	$3,752,760
Add - Assets acquired through capital leases	26,000
Less - Capital leases fully amortized	289,438
Capital leases, end of period	3,489,322
Less - Accumulated depreciation	1,628,297
Net book value of capital leases	$1,861,025

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 - DEBT AND CAPITAL LEASE OBLIGATIONS

2005 Senior Debt Refinancing
On April 1, 2005, the Company completed the refinancing of its senior credit facility (the "Refinance") by executing a new $45 million loan and security agreement with a bank group led by GMAC Commercial Finance LLC (the "GMAC Facility"). Proceeds were used to retire the Company's existing senior indebtedness, to replace the Company's outstanding letters of credit, and to pay certain fees and expenses related to the Refinance, with the excess used for general corporate purposes. The GMAC Facility includes a revolving loan (the "Revolver") and three senior term loans (collectively, the "Term Loans"), as follows:

Revolver	$10,000,000
Term Loan A ("TLA")	17,875,000
Term Loan B ("TLB")	9,625,000
Term Loan C ("TLC")	7,500,000	*
	$45,000,000

*Includes bank fees and other related debt issuance costs of approximately $1,400,000.

The GMAC Facility is secured by a lien on substantially all of the Company's assets, and has a scheduled maturity of September 14, 2009. The Revolver and TLC require payments of interest only. TLA and TLB require quarterly principal payments effective September 30, 2005. Regular interest payments are required pursuant to the applicable interest rate elections (i.e., prime- or LIBOR-based). As of October 31, 2006, LIBOR (1 month) stood at 5.35% and prime was 8.25%.

The Revolver is available for direct borrowings and letters of credit. Borrowings are limited to the lesser of (a) $10 million less outstanding letters of credit or (b) a borrowing base calculated on 85% of the Company's eligible accounts receivable. There is a $5.5 million limit for letters of credit.

	Applicable Interest	Applicable Interest
	Margin for Prime	Margin for LIBOR
Loan	Rate Loans	Rate Loans

Revolver	2.75%	3.75%
TLA	2.75	3.75
TLB	3.25	4.25
TLC	3.25	4.25

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 - DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

2005 Senior Debt Refinancing (Continued)
In addition to the Refinance, a subordinated note of $18,545,000 remains outstanding at October 31, 2006. This note is due at maturity in 2010 in one principal payment, with interest due monthly at 13%.

At October 31, 2006, there were no direct borrowings outstanding under the Revolver, while $4,038,061 of letters of credit were issued and outstanding.

As part of the Refinance, the Company and certain affiliates of its members entered into a capital call agreement (the "Capital Call") providing for a future investment in the Company to the extent the Company fails to meet certain financial targets. The terms of the Capital Call, as amended, require the Company's members to invest, under certain conditions, cash in equity securities of the Company. To induce its members to enter into the Capital Call, the Company agreed to issue 225,000 shares of its common units.

In connection with the acquisition as outlined in Note 11, the debt balances reflected at October 31, 2006 were paid off. The Company has not restated these balances as a current liability as of October 31, 2006.

On March 31, 2005, the Company entered into an amendment to its April 15, 2003 Note and Equity Purchase Agreement (the "Second Note Agreement Amendment") to waive certain defaults under the agreement, to permit the Refinance, and to adjust certain financial covenants of the subordinated note to comply with the senior debt covenants.

In April 2006, the Company repaid approximately $500,000 of senior debt principal pursuant to an excess cash flow repayment provision as measured at December 31, 2005.

Long-term debt and capital lease obligations at October 31, 2006 consist of the following:

Term Loan "A"	$12,906,880
Term Loan "B"	9,505,000
Term Loan "C"	7,500,000
Subordinated Note	18,545,000
Notes payable	385,954
Capital lease obligations, financial
institutions, with monthly installments of
principal and interest at rates ranging
from 4.3% to 12.1% through 2009,
collateralized by equipment
1,352,991

50,195,825
Less - Current portion
4,462,610
Long-term portion
$45,733,215

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4 - DEBT AND CAPITAL LEASE OBLIGATIONS (Continued)

Aggregate amounts of long-term debt and capital lease obligations maturing in the two months ending December 31, 2006 and the years ending December 31 are as follows:

2006 (remainder)	$1,048,938
2007	4,434,844
2008	4,334,400
2009	21,832,643
2010	18,545,000
$50,195,825

     Scheduled Principal Amortization

			Principal Due at
	Original Principal	Quarterly Principal Payments	Maturity

TLA	$17,875,000	$894,000	$3,575,000
		(September 30, 2005 -
		September 30, 2009)
TLB	9,625,000	$24,000	9,241,000
		(September 30, 2005 -
		September 30, 2009)
TLC	7,500,000	Not applicable	7,500,000 *

     *Supported by the capital call agreement defined herein.

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5 - COMMITMENTS AND CONTINGENCIES

Reserve for Insurance Losses
The Company participates in a high deductible insurance program for certain insurable risks consisting primarily of automobile, workers' compensation, general liability and health insurance. Based on estimates of the aggregate liability for claims incurred, a provision for the deductible portion of the claims is recorded and revised annually. These losses are collateralized by cash balances and letters of credit.

The activity in the self-insurance liability at October 31, 2006 was as follows:

Reserve, beginning of period	$1,387,974
Expense	2,824,983
Payments	(3,110,348)
Reserve, end of period	$1,102,609

6 - LEASES

The Company leases various facilities and equipment in accordance with noncancelable operating lease agreements, which expire at various dates through 2012. Total rent expense for the ten months ended October 31, 2006 was $11,260,292.

Future minimum lease payments required under noncancelable leases for the two months ending December 31, 2006 and the years ending December 31 thereafter are as follows:

	Capital	Operating
	Leases	Leases

2006 (remainder)	$124,512	$2,458,918
2007	636,614	14,845,653
2008	529,216	14,736,920
2009	127,370	9,448,510
2010	-	8,081,604
2011	-	5,757,496
Thereafter	-	2,024,407
Total future minimum lease payments	1,417,712	$57,353,508
Less - Amount representing interest	64,721
Present value of future net minimum lease
payments	$1,352,991

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6 - LEASES (Continued)

Effective March 1, 2006, FMI subleased its San Pedro warehouse facility to a third party for a 33-month term. The sublease will generate approximately $4,300,000 of rental income over the term, which will be recorded as an offset to rental expense.

7 - 401(k)/PROFIT-SHARING PLAN

The Company's 401(k)/profit-sharing plan covers substantially all eligible full-time employees. Employer contributions for the 401(k) portion are $0.25 per $1.00 for participating employees up to 4% of salary, while employer contributions for the profit-sharing portion are discretionary. Contributions for the ten months ended October 31, 2006 were $333,340.

8 - RELATED PARTY TRANSACTIONS

The Company paid $357,738 to KRG Capital ("KRG") during the ten months ended October 31, 2006. These fees were ongoing financial and managerial consulting fees. KRG has a controlling interest in FMI Holdco I LLC.

In 2004, certain members purchased the Carteret facility and assumed the existing lease, which expires in 2014. Payments to the members under this lease totaled $931,040 for the ten months ended October 31, 2006. On June 29, 2006, the Carteret facility was sold to an unrelated entity, with the present lease remaining in place.

9 - OPTION AGREEMENTS

On April 15, 2003, the Company established the 2003 Unit Plan ("2003 Plan"). The 2003 Plan provides for the granting of incentive stock options to purchase common units of the Company, to eligible persons (as defined by the 2003 Plan) at a price not less than the fair market value of the common units at the date of grant. The common units will be granted at the sole discretion of the Board of Directors. The maximum number of units available for issuance under the 2003 Plan as of October 31, 2006 is 350,000. The options contain tiered vesting and are only exercisable upon the sale of the Company or a qualified event such as an IPO (as defined in the 2003 Plan). Options expire ten years from the date of grant.

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9 - OPTION AGREEMENTS (Continued)

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
	Shares	Exercise Price	Life (In Years)

Outstanding at January 1, 2006	331,375	$0.02
Granted	-
Outstanding at October 31, 2006	331,375	0.02	7.5
Weighted-average fair value of options
granted	$0.02
Options available for future grant	18,625

On April 15, 2003, the Company established the Special Bonus Plan ("Bonus Plan"). The Bonus Plan provides for equivalent shares to eligible persons (as defined by the 2003 Plan). The equivalent shares will be granted at the sole discretion of the Board of Directors. The awards contain tiered vesting and are only exercisable upon the sale of the Company or a qualified event such as an IPO (as defined in the Bonus Plan). The Company issued 715,000 shares on December 31, 2005. There were no additional shares issued in the ten months ended October 31, 2006. As discussed in Note 11, the Company was acquired as of November 8, 2006. At the time of acquisition these options were converted to cash and stock and options in the new company.

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10 - FACILITY SHUTDOWN

In 2004, management approved a plan (the "Plan") to shut down a warehouse facility in an effort to improve operating efficiencies. The Plan provided for the closing of its Carson, California warehouse. The Plan expenses include impairment of fixed assets and lease costs (net of estimated sublease rentals) related to the shutdown of the facility. Effective April 1, 2005, the Company entered into a sublease agreement with a third party to occupy the entire facility through July 2007, the termination date of the underlying lease. In accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", Plan expenses are recorded net of sublease payments as of July 1, 2004 (the cease-use date).

The Company incurred an additional expense of $422,622 in the ten months ended October 31, 2006 related to shutdown costs.

11 - SUBSEQUENT EVENT

On November 8, 2006, Aerobic Creations, Inc. ("Aerobic") acquired, through Maritime Logistics Inc., FMI Holdco I LLC for approximately $130 million, of which $115 million was paid in cash and the remainder was paid by the issuance of approximately 1.55 million shares of Aerobic's common stock.

Independent Auditors' Report

FMI Holdco I LLC

Carteret, New Jersey

We have audited the accompanying consolidated balance sheets of FMI Holdco I LLC and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations and accumulated deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit inlcudes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMI Holdco I LLC and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey
March 21, 2006
(except for Footnote 5 which is dated April 7, 2006
and for Footnote 13 which is dated September 20, 2006)

FMI Holdco I LLC and Subsidiary

	Consolidated Balance Sheets

December 31,	2005	2004

Assets
Current:
Cash and cash equivalents	$1,580,213	$1,943,050
Accounts receivable (net of allowance for doubtful
accounts of $529,888 and $402,670, respectively)	13,697,573	11,141,522
Prepaid expenses and other current assets	2,208,944	2,345,848

Total current assets	17,486,730	15,430,420

Property and equipment, net	6,776,054	7,326,663
Trademark	2,600,000	2,600,000
Customer list, net	17,124,129	19,472,846
Debt issuance costs, net	1,376,321	1,202,123
Deposits	537,343	503,510
Other assets	236,667	516,670
Goodwill	56,227,552	56,227,552

Total assets	$102,364,796	$103,279,784

Liabilities and Members’ Equity
Current liabilities:
Current portion of long-term debt and capital lease
obligations	$4,601,620	$4,046,000
Accounts payable and accrued expenses	7,311,570	6,789,000
Accrued facility shutdown and deferred rent	365,713	932,604

Total current liabilities	12,278,903	11,767,604

Deferred rent	1,980,027	2,565,256
Long-term debt and capital lease obligations	49,607,894	52,432,290

Total liabilities	63,866,824	66,765,150

Commitments and contingencies
Members’ equity:
Members’ capital	27,924,490	26,924,490
Senior equity	18,000,000	18,000,000
Accumulated deficit	(7,426,518)	(8,409,856)

Total members’ equity	38,497,972	36,514,634

Total liabilities and members’ equity	$102,364,796	$103,279,874

See accompanying notes to consolidated financial statements.

FMI Holdco I LLC and Subsidiary

Consolidated Statements of Operations and Accumulated Deficit

Year ended December 31,	2005	2004

Revenue	$117,857,364	$98,317,940
Direct expenses:
Direct expenses excluding depreciation	91,413,970	78,960,727
Gain on disposition of fixed assets	(3,000)	(39,801)
Facility shutdown and other costs	641,480	2,182,537
Depreciation expense	2,489,971	2,566,256
Amortization expense	3,020,859	3,067,725
General and administrative expenses	11,887,802	9,586,384

Income from operations	8,406,282	1,994,112

Other income (expense):
Interest income	10,672	435
Interest expense and bank fees	(7,327,417)	(6,421,245)

Total other expense	(7,316,745)	(6,420,810)

Income (loss) before income tax provision	1,089,537	(4,426,698)
Income tax provision	106,199	78,154

Net income (loss)	983,338	(4,504,852)
Accumulated deficit, beginning of the year	(8,409,856)	(3,905,004)

Accumulated deficit, end of year	$(7,426,518)	$(8,409,856)

See accompanying notes to consolidated financial statements.

FMI Holdco I LLC and Subsidiary

Consolidated Statements of Cash Flows

Year ended December 31,	2005	2004

Cash flows from operating activities:
Net income/(loss)	$983,338	$(4,504,852)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	2,489,971	2,566,256
Amortization of intangibles	3,020,859	3,067,725
Provision for facility shutdown	-	1,989,422
Loss on write-down of fixed asset	-	193,115
Gain on disposition of fixed assets	(3,000)	(39,801)
Write-off of debt issuance cost	1,123,535	-
Changes in operating assets and liabilities:
Accounts receivable	(2,556,049)	(1,807,422)
Prepaid expenses and other current assets	136,904	(913,029)
Deposits	(33,833)	(262,575)
Accounts payable and accrued expenses	(629,551)	1,444,269

Net cash provided by operating activities	4,532,174	1,733,108

Cash flows from investing activities:
Long-term debt proceeds and cash used to fund acquisition	-	(575,134)
Purchase of property and equipment	(1,493,781)	(2,559,435)
Proceeds from the disposition of fixed assets	3,000	44,073

Net cash used in investing activities	(1,490,781)	(3,090,496)

Cash flows from financing activities:
Repayment of long-term debt and capital lease obligations	(31,779,364)	(6,168,694)
Proceeds from long-term debt	35,000,000	713,699
Proceeds from sale-leaseback transaction	-	2,125,696
Debt issuance cost	(1,689,866)	-
Net borrowings (repayments) under revolving line of credit	(5,935,000)	4,435,000
Equity contributions	1,000,000	422,430

Net cash provided by (used in) financing
activities	(3,404,230)	1,528,131

Net increase (decrease) in cash and cash equivalents	(362,837)	170,743
Cash and cash equivalents, beginning of year	1,943,050	1,772,307

Cash and cash equivalents, end of year	$1,580,213	$1,943,050

See accompanying notes to consolidated financial statements.

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Principles

Principles of Consolidation
The accompanying consolidated financial statements include the  accounts of FMI Holdco I LLC, and its wholly-owned subsidiary  FMI International LLC, (collectively the “Company” or “FMI”).  All intercompany balances and transactions have been eliminated.

Nature of Business
The Company is a full service logistics and supply chain  management service provider to the retail industry. The Company  offers ocean and air freight forwarding; local trucking services in  the New York and Los Angeles metropolitan markets; line haul  truck load services throughout the continental 48 states; and  warehousing, consolidation, distribution and marketing services in  the New York, Los Angeles and Miami markets.

Member Equity
At December 31, 2005, members’ equity is comprised of  $27,924,490 ($26,924,490 at December 31, 2004) of members’  capital (Series “A” Preferred and common units), $18,000,000 of  Senior Equity (PIK Preferred) and a $36,120,000 Super Preferred  unit which eliminates against a note from the majority member in the same amount.

Super Preferred Unit: This instrument will receive allocation of profits to offset the note until the full $36,120,000 plus 12.5% (Super Preferred Return) per annum has been repaid.

PIK Preferred: These units will receive allocation of profits after the Super Preferred payout until the capital and preferred return of 15% is paid. After these amounts are paid, PIK Preferred members will have ownership to the extent of their common units.

Preferred Units and Common Units: The holders of preferred units will receive profits in proportion to units plus 8% and common units will be paid thereafter. Losses are allocated in the reverse order of profits.

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

Intangible Assets

Intangible assets are stated net of accumulated amortization. Amortization is computed by using the straight-line method based upon the following estimated useful lives of the assets:

Internally developed software	3	years
Customer list	10	years
Debt issuance costs	Term of agreement

Revenue Recognition

Revenue is recognized as services are rendered to customers and collection is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity date of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses approximate fair value because of the current maturity of these items.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed primarily by using the straight-line and accelerated methods based upon the following estimated useful lives of the assets:

Office, computer and communication equipment	3 - 5	years
Transportation equipment	5 - 7	years
Leasehold improvements	Term of lease or
useful life of the
related asset,
whichever is
shorter
Warehouse and terminal equipment	7	years

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

Concentration of Credit Risk

The Company, at times, has balances with financial institutions in excess of the FDIC limits. The Company limits the amount of exposure with any one financial institution and believes that no significant concentration of investment risk exists with respect to cash or cash equivalents.

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers financial condition while generally requiring no collateral.

The Company provides an allowance for doubtful accounts based on specifically identified amounts that are deemed to be uncollectible. In addition, an allowance is provided based on historical experience and assessments of the general financial conditions affecting the customer base. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the Company’s results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

At December 31, 2005 approximately 13% and 5% of net accounts receivable and at December 31, 2004 approximately 16% and 15% of net accounts receivable are due from two customers, respectively.

The Company generated approximately 18% and 13% of its revenues for the year ended December 31, 2005 and 19% and 8% of its revenues for the year December 31, 2004 from two customers, respectively.

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

Income Taxes

In lieu of Federal corporation income taxes, the members of an LLC include their proportionate share of the Company’s taxable income or net operating loss in their individual income tax returns. Certain minimum state taxes have been recorded for the period.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS 144 provides guidance on how long-lived assets used as part of a group should be evaluated for impairment, establishes criteria for when long-lived assets are held for sale, and prescribes the accounting for long-lived assets that will be disposed of other than by sale.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the December 31, 2004 financial statements were reclassified to conform with the December 31, 2005 presentation.

Self-Insurance

The Company is primarily self-insured for auto, workers’ compensation and general liability costs. Self-insurance liabilities are determined based on claims filed and estimates for claims incurred but not reported. The majority of these liabilities are not discounted due to their short term nature.

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” This statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” This statement establishes standards for the accounting for transactions in which the entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in shared-based payment transactions. Companies will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will be recognized over the period during which an employee is required to provide service, the requisite service period (usually the vest period), in exchange for the award the grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair vale of the original award immediately before the modification. SFAS No. 123R will be effective for periods beginning after December 15, 2005 and allows its several alternative transition methods. Accordingly we will adopt SFAS No. 123R in fiscal year 2006. The Company is still evaluating the adoption of the provisions of SFAS No. 123R as to whether it will have a material effect on the Company’s financial statements.

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 (“SFAS 151”), Inventory Costs, an amendment of ARB N. 43, Chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. In addition, this statement requires that allocations of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS 151 will be adopted beginning January 1, 2006. The Company believes that the adoption of SFAS 151 will not have a material impact on the Company’s financial statements.

2.	Financial Results and Liquidity

As of December 31, 2005, the Company has approximately $1,600,000 in cash and cash equivalents and working capital of approximately $5,810,000. As discussed in Footnote 5, the Company refinanced its debt on April 1, 2005. The Refinance converted certain current liabilities into long-term obligations and substantially reduced the quarterly principal repayments and monthly interest rate.

3.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the year ended December 31, 2005 and December 31, 2004 are as follows:

	2005	2004

Balance at January 1,	$56,227,552	$55,827,552
Purchase price allocated to
goodwill during the year	-	400,000

Balance at December 31,	$56,227,552	$56,227,552

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

Intangible assets at December 31, 2005 and 2004 are as follows:

December 31, 2005:

		Accumulated	Net Carrying
	Cost	Amortization	Value

Trademark	$2,600,000	$-	$2,600,000
Software	1,320,000	1,083,333	236,667
Customer list	23,480,488	6,356,359	17,124,129
Debt issuances	1,569,866	193,545	1,376,321

Total	$28,970,354	$7,633,237	$21,337,117

December 31, 2004:

		Accumulated	Net Carrying
	Cost	Amortization	Value

Trademark	$2,600,000	$-	$2,600,000
Software	1,200,000	683,330	516,670
Customer list	23,480,487	4,007,641	19,472,846
Debt issuances	1,729,047	526,924	1,202,123

Total	$29,009,534	$5,217,895	$23,791,639

As a result of the Refinance, the debt issuance costs related to the Company’s debt placement of April 15, 2003 of approximately $1,123,535 were written off during fiscal year 2005 and recorded in interest expense and bank fees on the accompanying consolidated statement of operations and accumulated deficit. Amortization expense for the year ended December 31, 2005 and December 31, 2004 totaled $3,020,859 and $3,067,725, respectively.

			FMI Holdco I LLC and Subsidiary

			Notes to Consolidated Financial Statements

			The estimated aggregate amortization expense for each of the next
			five years ending December 31, are as follows:

			2006		$2,723,448
			2007		2,606,781
			2008		2,606,781
			2009		2,606,781
			2010		2,606,781

			Goodwill and other intangibles are tested for impairment annually,
			or on an interim basis if an event occurs or circumstances change
			that would likely reduce the fair value of the goodwill or other
			intangibles below their carrying values. The fair value of goodwill
			and other indefinite life intangibles was estimated using the
			present value of future cash flows. There was no impairment of
			goodwill and other intangibles for the years ended December 31,
			2005 and December 31, 2004.

4	.	Property and	Major classes of property and equipment consist of the following:
		Equipment

			December 31,	2005	2004

			Office and computer equipment	$1,875,320	$1,363,402
			Transportation equipment	3,318,023	3,399,867
			Leasehold improvements	820,668	478,344
			Communication equipment	167,381	167,381
			Warehouse and terminal equipment	6,242,681	4,980,985
			Construction in progress	-	111,732

				12,424,073	10,501,711
			Less: accumulated depreciation and
			amortization	5,648,019	3,175,048

			Total	$6,776,054	$7,326,663

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

Depreciation expense for the year ended December 31, 2005 and December 31, 2004 totaled $2,489,971 and $2,566,256, respectively.

Capital leases included in property and equipment consist of the following:

Year ended December 31,	2005	2004

Capital leases beginning of year	$3,526,001	$1,549,219
Add: Fixed assets acquired
through capital leases	445,581	2,173,546
Less: Capital leases fully
amortized	(218,822)	(196,764)

Capital leases end of year	3,752,760	3,526,001
Accumulated depreciation	(1,111,448)	(918,429)

Net book value of capital leases	$2,641,312	$2,607,572

Depreciation expense for capital leases for the years ended December 31, 2005 and December 31, 2004 totaled $411,841 and $454,774, respectively.

As of December 31, 2005 the Company has entered into purchase commitments for IT equipment for $187,160; 60 tractors for $5,865,455; and, 30 trailers for $707,940. Approximately half of the tractor commitment is to replace units coming off operating leases. The Company expects to finance these commitments, through capital leases, operating leases and in some instances cash purchases.

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

5	.	Debt and Capital
Lease Obligations

2005 Senior Debt Refinancing

On April 1, 2005, the Company completed a refinancing (the “Refinance”) of its senior credit facility by executing a new $45.0 million Loan and Security Agreement with a bank group led by GMAC Commercial Finance LLC (the “GMAC Facility”). Proceeds were used to retire the Company’s existing senior indebtedness, to replace the Company’s outstanding letters of credit, to pay certain fees and expenses related to the Refinance, and the excess for general corporate purposes. The GMAC Facility includes a revolving loan (the “Revolver”) and (3) senior term loans (collectively, the “Term Loans”) as follows:

Revolver		$10,000,000
Term Loan A (“TLA”)		17,875,000
Term Loan B	(“TLB”)	9,625,000
Term Loan C	(“TLC”)	7,500,000	*

Total		$45,000,000

*Includes bank fees and other related debt issuance costs of approximately $1,400,000

The GMAC Facility is secured by a lien on substantially all of the Company’s personal property and assets, and has a scheduled maturity of September 14, 2009. The Revolver and TLC require payments of interest only. TLA and TLB require quarterly principal payments effective September 30, 2005. Regular interest payments are required pursuant to the applicable interest rate elections (i.e. prime- or libor-based). As of December 31, 2005, Libor (1 mo.) stood at 4.39% and prime was 7.25% .

The Revolver is available for direct borrowings and letters of credit. Borrowings are limited to the lesser of (a) $10.0 million less outstanding letters of credit; and, (b) a borrowing base calculated on 85% of the Company’s eligible accounts receivable. There is a $5.5 million sub-limit for letters of credit.

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

	Applicable Interest	Applicable Interest
	Margin for Base	Margin for Libor
Loan	Rate Loans	Rate Loans

Revolver	2.75%	3.75%
TLA	2.75%	3.75%
TLB	3.25%	4.25%
TLC*	2.25%	3.25%

* Effective April 1, 2006, the applicable margin for TLC shall increase to 3.25% for Base Rate Loans and 4.25% for Libor Rate Loans

In addition to the 2005 refinancing, the 2003 subordinated note of $18,545,000 remains outstanding at December 31, 2005. This note has a term of 84 months (due at maturity in one principal payment) with interest due monthly at 13%.

At December 31, 2005, there were no direct borrowings outstanding on the Revolver while $5,205,410 of letters of credit were issued and outstanding.

As part of the Refinance, the Members contributed $1,000,000 of capital and entered into a Capital Call Agreement (the “Capital Call”) providing for a future investment in the Company to the extent the Company fails to meet certain financial targets. Under the terms of the Capital Call, to the extent the Company’s Senior Leverage Ratio, as defined therein, exceeds a ratio of 2.5 to 1.0 upon the delivery of the Company’s fiscal 2005 financial statements, the Company’s Members will invest cash in equity securities of the Company in an amount equal to the lesser of (a) $7.5 million and (b) the amount required to reduce the Senior Debt of the Company such that the Senior Leverage Ratio calculated on a pro forma basis (as defined by the agreement) equals 2.5 to 1.0.

At December 31, 2005, the Company’s Senior Leverage Ratio per the Capital Call Agreement was 2.67. The lenders agreed to amend the Capital Call Agreement as of December 31, 2005 waiving any required payment, and extending the Capital Call Agreement to December 31, 2006.

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

On March 31, 2005, the Company entered into an amendment to its April 15, 2003 Note and Equity Purchase Agreement (the “Second Note Agreement Amendment”) to waive certain defaults under the agreement, to permit the Refinancing, and to adjust certain financial covenants of the subordinated note to comply with the senior debt covenants.

Prior to the Senior Debt Refinancing

Up to the date of the Refinance, the Company had a revolving line of credit with a bank group providing up to $10,500,000 for direct borrowings and letters of credit (including a $5.0 million limit for letters of credit). Interest was payable monthly at Libor (2.4% at December 31, 2004) plus 6.5% . This facility was collateralized by substantially all of the Company’s assets. The facility was paid off and retired on April 1, 2005 in connection with the Refinance. On the date of the Refinance, this facility had outstanding $5,935,000 of direct borrowings and $4,560,249 of letters of credit. The bank group also provided non-revolving senior term loans and a subordinated note. At the time of the Refinance, the term loans had a combined principal balance of $27,645,000, and the subordinated note had a principal balance of $18,545,000. Term Loans ‘A’ and ‘B’ were paid off in connection with the Refinance, and the subordinated note remained in place.

Old Term Loan	‘A’	$14,495,000
Old Term Loan	‘B’	13,150,000
*Subordinated Note		18,545,000

Total		$46,190,000

*Terms were materially unchanged by refinancing.

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

December 31,	2005	2004

Revolving Line of Credit	$-	N/A
Old Revolving Line of Credit	N/A	5,935,000
Term Loan ‘A’	16,087,500	N/A
Old Term Loan ‘A’	N/A	15,610,000
Term Loan ‘B’	9,577,000	N/A
Old Term Loan ‘B’	N/A	13,400,000
Term Loan ‘C’	7,500,000	N/A
Subordinated Note	18,545,000	18,545,000
Notes Payable and Capital Lease
Obligations, financial institutions,
with monthly installments of
principal, including interest at
various rates ranging from 4.3% to
12.1% through 2006, collateralized
by equipment.	2,500,014	2,988,290

Total	54,209,514	56,478,290
Less: current portion	4,601,620	6,305,633
Short term loans refinanced to long
term	-	(2,259,633)

Adjusted current portion	4,601,620	4,046,000

Adjusted long term portion	$49,607,894	$52,432,290

Aggregate amounts of long-term debt and capital lease obligations maturing in each of the years ending December 31, are as follows:

2006	$4,601,622
2007	4,406,697
2008	4,325,575
2009	22,330,620
2010	18,545,000

Total	$54,209,514

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

				Scheduled Principal Amortization

					Total				Principal due
					Principal	Quarterly Principal Payments			at Maturity

				TLA	$17,875,000	$894,000			$3,575,000
						(September 30, 2005 - June 30, 2009)
				TLB	9,625,000	$24,000			9,241,000
						(September 30, 2005 - June 30, 2009)
				TLC	7,500,000	Not applicable		*	7,500,000

				* supported by the Capital Call Agreement defined herein

6	.	Commitments	and	Reserve for Insurance Losses
		Contingencies		The Company participates in a high deductible insurance program
				for certain insurable risks consisting primarily of auto, workers’
				compensation, general liability and health insurance. Based on
				estimates of the aggregate liability for claims incurred, a provision
				for the deductible portion of the claims is recorded and revised
				annually. These losses are collateralized by cash balances and letters
				of credit.
				The activity in the self-insurance liability for each of the years
				ended December 31 was as follows:

							2005		2004

				Reserve, beginning of period			$1,086,937		$836,031
				Expense			2,836,616		1,672,978
				Payments			2,535,579		1,422,072

				Reserve, end of period			$1,387,974		$1,086,937

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

7	.	Supplemental
Cash Flow
Disclosures

Cash paid during the year ended December 31, 2005 and December 31, 2004 for:

	2005	2004

Interest	$5,858,281	$5,825,949

Taxes	$110,439	$73,914

Non-cash investing and financing
Capital leases	$445,581	$2,173,546

In 2004 the Company entered into a sale-leaseback agreement for equipment totaling $2,125,696. The Company realized no gain or loss on the transaction.

8. Leases

The Company leases various facilities and equipment in accordance with non-cancelable operating lease agreements, which expire at various dates through 2010. Total rent expense for the years ended December 31, 2005 and December 31, 2004 amounted to $14,813,684 and $14,002,287, respectively.

			FMI Holdco I LLC and Subsidiary

			Notes to Consolidated Financial Statements

			Future minimum lease payments required under non-cancelable leases in each of the years ending December 31, are as follows:

				Capital Leases	Operating Leases

			2006	$878,080	$13,378,895
			2007	626,837	12,397,605
			2008	519,438	11,735,123
			2009	124,926	7,707,358
			2010	-	7,222,243
			Thereafter	-	6,474,062

			Total future minimum lease
			payments	$2,149,281	$58,915,286

			Less: amount representing
			interest	151,030

			Present value of future net
			minimum lease payments	$1,998,251

			Effective March 1, 2006, FMI subleased its San Pedro warehouse facility to a third party for a (33) month term. The sublease will generate approximately $4,300,000 of rental income over the term which will be recorded as an offset to rental expense.

9	.	401(k)/Profit-	The Company’s 401(k)/profit sharing plan covers substantially all eligible full-time employees. Employer contributions for the 401(k) portion are $0.25 per $1.00 for participating employees up to 4% of salary, while employer contributions for the profit sharing portion are discretionary. Contributions for the years ended December 31, 2005 and December 31, 2004 amounted to $375,000 and $330,436, respectively.
		Sharing Plan

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

10	.	Facility Shutdown	In 2004, management approved a plan (“Plan”) to shutdown a warehouse facility in an effort to improve operating efficiencies. The Plan provided for the closing of its Carson, California warehouse. The Plan expenses include impairment of fixed assets and lease costs (net of estimated sublease rentals) related to the shutdown of the facility. Effective April 1, 2005, the Company entered into a sublease agreement with a third party to occupy the entire facility through July 2007, the termination date of the underlying lease. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” Plan expenses are recorded net of the sublease payments as of July 1, 2004 (the cease-use date). For the year ended December 31, 2004, the Company recorded the following:

				2004	2005 Usage		2005 Expense

			Lease expense	$1,166,578	$(1,166,578)		$-
			Impairment of fixed assets	193,115	(193,115)		-
			Accrued facility shutdown (net estimated sub-lease rentals)	822,844	(1,464,324)	*	641,480

			Total facility shutdown expenses	$2,182,537	$(2,824,017)		$641,480

			*Represents amounts incurred in excess of estimates established in 2004, expensed in 2005

11	.	Related Party Transactions	The Company paid $459,598 and $437,905 to KRG Capital during the years ended December 31, 2005 and 2004, respectively. These fees were ongoing financial and managerial consulting fees. KRG has a controlling interest in FMI Holdco LLC.

			In 2004, certain members purchased the Carteret facility and assumed the existing lease which expires in 2009. Payments to the members under this lease totaled $1,904,543 and $676,258 in 2005 and 2004, respectively. As previously noted in Footnote 1, certain members contributed $1,000,000 of additional equity as part of the Refinance.

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

12	.	Option Agreements	On April 15, 2003 the Company established the 2003 Unit Plan (“2003 Plan”). The 2003 Plan provides for the granting of incentive stock options to purchase common units of the Company, to eligible persons (as defined by the 2003 Plan) at a price not less than the fair market value of the common units at the date of grant. The common units will be granted at the sole discretion of the Board of Directors. The maximum number of units available for the issuance under the 2003 Plan as of December 31, 2005 and 2004 is 350,000 and 350,000, respectively. The options contained tiered vesting and are only exercisable upon the sale of the Company or a qualified event such as an IPO (as defined in the 2003 Plan). Options expire ten years from the date of grant.

				Weighted average –
			December 31, 2005	Shares	exercise price

			Outstanding at January 1, 2005	307,500	$0.02
			Granted	23,875	0.02

			Outstanding at December 31,
			2005	331,375	$0.02

			Weighted-average fair value of
			options granted during the
			year	$0.02

			Options available for future
			grant	18,625

				Weighted average –
			December 31, 2004	Shares	exercise price

			Outstanding at January 1, 2004	250,000	$0.02
			Granted	57,500	0.02

			Outstanding at December 31,
			2004	307,500	$0.02

			Weighted-average fair value of
			options granted during the
			year	$0.02

			Options available for future
			grant	42,500

FMI Holdco I LLC and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes information about the stock
options outstanding at December 31, 2005:

Weighted Average
Remaining
Contractual Life (in
Exercise Price	Number Outstanding	years)

$0.02	331,375	8

On April 15, 2003 the company established the Special Bonus
Plan (“Bonus Plan”). The Bonus Plan provides for equivalent
shares to eligible persons (as defined by the 2003 Plan). The equivalent shares will be granted at the sole discretion of the
Board. The awards contain tiered vesting and are only exercisable upon the sale of the Company or a qualified event such as IPO (as defined in the Bonus Plan). On December 31, 2005, 715,000
shares have been awarded.

13	.	Restatement	The consolidated financial statements have been adjusted to reflect a correction of an error for the under-accrual of vacation pay in connection with the 2003 purchase accounting. The effect of the correction was to increase goodwill and accounts payable and accrued expenses as of December 31, 2003 and for each of the years presented in the accompanying balance sheets in the amount of $602,000. There were no changes to the consolidated
statements of operations and accumulated deficit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
TUG Logistics, Inc. and Affiliates

We have audited the accompanying combined balance sheet of TUG Logistics, Inc. and Affiliates as of October 31, 2006, and the related combined statements of income, changes in stockholders' equity and cash flows for the ten months then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal controls over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of TUG Logistics, Inc. and Affiliates as of October 31, 2006, and the results of their operations and their cash flows for the ten months then ended in conformity with accounting principles generally accepted in the United States of America.

Friedman LLP

/s/ Friedman LLP
New York, New York
March 2, 2007

TUG LOGISTICS, INC. AND AFFILIATES

COMBINED BALANCE SHEET

OCTOBER 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$1,989,498
Accounts receivable, less allowance for doubtful
accounts of $296,000	9,152,664
Notes receivable, related parties	69,171
Prepaid expenses and other current assets	213,837
Total current assets	11,425,170

Property and equipment - at cost, less accumulated
depreciation	176,191
Note receivable, related party	17,995
Security deposits	57,758
$11,677,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,983,896
Income taxes payable	946,352
Total current liabilities	5,930,248

Loans payable, related party	627,500
Accrued interest payable	85,792
6,643,540

Commitments and contingencies

Stockholders' equity
Common stock	990,000
Retained earnings	4,043,574
5,033,574
$11,677,114

See notes to combined financial statements.

TUG LOGISTICS, INC. AND AFFILIATES

COMBINED STATEMENT OF INCOME

TEN MONTHS ENDED OCTOBER 31, 2006

Net sales	$74,930,325
Cost of sales	67,981,085
Gross profit	6,949,240

Operating expenses
General and administrative	4,867,158
Income from operations	2,082,082

Interest expense, less interest income of $3,387	28,574
Income before income taxes	2,053,508

Income taxes	292,996
Net income	$1,760,512

See notes to combined financial statements.

TUG LOGISTICS, INC. AND AFFILIATES

COMBINED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Retained
	Shares	Amount	Earnings
Balance, January 1, 2006	358,000	$790,000	$3,073,634

Net income	-	-	1,760,512

Issuance of common shares -
TUG Logistics (New York), Inc.	200	200,000	-

Dividends	-	-	(790,572)
Balance, October 31, 2006	358,200	$990,000	$4,043,574

See notes to combined financial statements.

TUG LOGISTICS, INC. AND AFFILIATES

COMBINED STATEMENT OF CASH FLOWS

TEN MONTHS ENDED OCTOBER 31, 2006

Cash flows from operating activities
Net income	$1,760,512
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	36,134
Provision for doubtful accounts	190,218
Changes in assets and liabilities
Accounts receivable	(1,726,001)
Prepaid expenses and other current assets	(192,311)
Security deposits	(15,893)
Accounts payable and accrued expenses	1,076,495
Income taxes payable	269,647
Net cash provided by operating activities	1,398,801

Cash flows from investing activities
Notes receivable, related parties	115,474
Acquisition of property and equipment	(81,534)
Net cash provided by investing activities	33,940

Cash flows from financing activities
Loan payable, bank	(300,000)
Principal payments of capital lease obligations	(13,739)
Proceeds from issuance of common stock	200,000
Dividends paid	(790,572)
Net cash used in financing activities	(904,311)

Net increase in cash and cash equivalents	528,430

Cash and cash equivalents, beginning of period	1,461,068
Cash and cash equivalents, end of period	$1,989,498

Supplemental cash flow disclosures
Interest paid	$11,486
Income taxes paid	23,349

See notes to combined financial statements.

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
TUG Logistics, Inc. and Affiliates ("TUG" or the "Company") provide logistics services through four operating entities in the United States. TUG is headquartered in Los Angeles, California and utilizes over 40 agents in China, Taiwan, Hong Kong, Korea, Japan, Malaysia, Indonesia, Thailand, Singapore and the Philippines. TUG provides ocean, air, supply chain logistics, warehouse and distribution and customs brokerage services to its customers, as well as a full range of ocean transportation intermediary services, forwarding containers (primarily via ocean and air, but also bulk cargo) between Asia and the United States using multiple carriers. TUG is a "Non-Vessel-Operating Common Carrier" ("NVOCC").

TUG's five operating entities in the United States are:

  TUG Logistics, Inc. ("LAX") - a California based NVOCC and headquarters for all TUG operations

  TUG Logistics (Miami), Inc. ("MIAMI") - a Miami based NVOCC

  Clare Freight, Los Angeles, Inc. ("CLARE") - provides customs house brokerage services

  Glare Logistics Inc., Carson, California ("GLARE") - provides warehouse and distribution services

  TUG Logistics (New York), Inc. ("New York") - a New York-based NVOCC

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

NOTES TO COMBINED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's cash balances are maintained at several banks. The balances are insured by the Federal Deposit Insurance Corporation for up to an aggregate of $100,000 for each company for each bank. Balances in these accounts at times exceed the insured limit.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Depreciation
Depreciation, including depreciation of assets held under capital leases, is provided using the straight-line method over estimated useful lives ranging from three to seven years.

Income Taxes
LAX and CLARE have elected S Corporation status for federal and California income tax purposes. Under these elections, the taxable income or loss is reportable by the stockholders on their individual income tax returns and there are no provisions made for federal income tax. Provisions are made for applicable state income taxes.

MIAMI, GLARE and NEW YORK are C corporations for federal income tax purposes and are also subject to state income taxes in various jurisdictions.

2 - NOTES RECEIVABLE, RELATED PARTIES

On December 31, 2004, LAX loaned $65,000 to an entity related through common ownership. This promissory note bears interest at 3.5% a year. This note is payable on December 31, 2006. At October 31, 2006, the balance of the note, including interest, is $69,171.

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

2 - NOTES RECEIVABLE, RELATED PARTIES (Continued)

On December 1, 2005, LAX loaned $111,130 to an entity related through common ownership. This promissory note bears interest at 3.5% a year. The note is payable on December 31, 2007. In March 2006, $100,000 was received on the outstanding loan. At October 31, 2006, the balance of the note, including interest, is $17,995.

3 - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

Furniture and fixtures	$14,830
Equipment	124,948
Computer hardware	127,518
Computer software	15,003
282,299
Less - Accumulated depreciation	106,108
$176,191

4 - LINES OF CREDIT

MIAMI had a $300,000 bank line of credit, which bears interest at the prime rate payable monthly. During 2006, the line of credit agreement with the bank was terminated and the outstanding balance was paid in full.

GLARE had a $300,000 bank line of credit, which bears interest at the prime rate plus 1% payable monthly. During 2006, the line of credit agreement with the bank was terminated and the outstanding balance was paid in full.

The companies were required to comply with various covenants including maintaining certain financial ratios. Substantially all of the companies' assets were pledged as collateral for these obligations. Interest expense for the ten months ended October 31, 2006 was $5,063.

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

5 - LOANS PAYABLE, RELATED PARTIES

On February 1, 2003, an entity related through common ownership advanced $432,500 and sold equipment valued at $55,000 to LAX. In 2004, an additional $140,000 was advanced. The notes bear interest at 3.5% a year and principal and interest are due on January 31, 2008. The total amount owed at October 31, 2006 was $627,500. Interest expense on these loans for the ten months ended October 31, 2006 was $18,302.

6 - COMMON STOCK

Common stock at October 31, 2006 consists of the following:

TUG Logistics, Inc.
$10 par value; 1,000,000 shares authorized,
30,000 shares issued and outstanding	$300,000

TUG Logistics (Miami), Inc.
$1 par value; 1,000,000 shares authorized,
300,000 shares issued and outstanding	300,000

Glare Logistics Inc.
$10 par value; 1,000,000 shares authorized,
18,000 shares issued and outstanding	180,000

Clare Freight, Los Angeles, Inc.
$1 par value; 100,000 shares authorized,
10,000 shares issued and outstanding	10,000

TUG Logistics (New York), Inc.
No par value; 200 shares authorized,
issued and outstanding	200,000
$990,000

7 - LEASE COMMITMENTS

MIAMI leases office spaces under an operating lease on a year-to-year basis. This lease expired on December 31, 2006, and is currently being leased on a month-to-month basis.

LAX and CLARE lease office space under an operating lease which expires on November 30, 2007. Additional payments are required based on increases in real estate taxes and operating expenses over base period amounts.

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

7 - LEASE COMMITMENTS (Continued)

GLARE leases warehouse space under an operating lease which expires on November 30, 2007. Additional payments are required based on increases in real estate taxes and operating expenses over base period amounts.

NEW YORK leases office space under an operating lease which expires on July, 31, 2011. Additional payments are required based on increases in real estate taxes and operating expenses over base period amounts.

Future minimum annual rental payments, excluding additional rent, are approximately as follows:

Year Ending
October 31,

2007	$454,000
2008	110,000
2009	88,000
2010	82,000
2011	49,000
$783,000

Rent expense, including additional rent, for the ten months ended October 31, 2006 was approximately $474,000.

8 - CONTINGENCIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business. In the opinion of management, the liability resulting from these matters, if any, will not have a material effect on the Company's financial position.

9 - SUBSEQUENT EVENT

On November 8, 2006, Aerobic Creations, Inc. ("Aerobic") acquired, through Maritime US Holdings Inc., TUG Logistics, Inc. and Affiliates. TUG was acquired for approximately $10 million, of which $4 million was paid in cash. In addition, the selling stockholders of TUG received 550,000 shares of Aerobic's common stock and 50,000 stock options for additional shares.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
TUG Logistics, Inc. and Affiliates

We have audited the accompanying combined balance sheets of TUG Logistics, Inc. and Affiliates as of December 31, 2005 and 2004, and the related statements of income and changes in stockholders' equity and cash flows for the years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal controls over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of TUG Logistics, Inc. and Affiliates as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
New York, New York
September 25, 2006

TUG LOGISTICS, INC. AND AFFILIATES

COMBINED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$1,461,068	$1,248,882
Accounts receivable, less allowance for doubtful
accounts of $267,000 and $117,000	7,616,881	6,096,534
Notes receivable, related parties	87,620	-
Prepaid expenses and other current assets	21,526	11,223

Total current assets	9,187,095	7,356,639

Property and equipment - at cost, less accumulated
depreciation	130,791	143,793
Note receivable, related party	115,020	65,000
Security deposits	41,865	40,613

	$9,474,771	$7,606,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Loan payable, bank	$300,000	$300,000
Loan payable, related party	-	100,000
Accounts payable and accrued expenses	3,927,876	3,424,028
Income taxes payable	676,705	351,661
Current maturities of capital lease obligations	13,739	18,413

Total current liabilities	4,918,320	4,194,102

Loans payable, related party	627,500	627,500
Capital lease obligations, less current maturities	-	13,739
Accrued interest payable	65,317	53,422

	5,611,137	4,888,763

Commitments and contingencies

Stockholders' equity
Common stock	790,000	790,000
Retained earnings	3,073,634	1,927,282

	3,863,634	2,717,282

	$9,474,771	$7,606,045

See notes to combined financial statements.

TUG LOGISTICS, INC. AND AFFILIATES

COMBINED STATEMENTS OF INCOME

	Year Ended December 31,

	2005	2004

Net sales	$75,941,030	$65,907,725

Cost of sales	68,005,275	59,505,024

Gross profit	7,935,755	6,402,701
Operating expenses
General and administrative	4,589,758	3,720,161

Income from operations	3,345,997	2,682,540

Interest expense, less interest income of $9,302 and $1,809	37,845	37,554

Income before income taxes	3,308,152	2,644,986

Income taxes	345,800	415,725

Net income	$2,962,352	$2,229,261

See notes to combined financial statements.

TUG LOGISTICS, INC. AND AFFILIATES

COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
			Retained
	Shares	Amount	Earnings

Balance, January 1, 2004	358,000	$790,000	$2,237,054

Net income	-	-	2,229,261

Dividends	-	-	(2,539,033)

Balance, December 31, 2004	358,000	790,000	1,927,282

Net income	-	-	2,962,352

Dividends	-	-	(1,816,000)

Balance, December 31, 2005	358,000	$790,000	$3,073,634

See notes to combined financial statements.

TUG LOGISTICS, INC. AND AFFILIATES

COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004

Cash flows from operating activities
Net income	$2,962,352	$2,229,261
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	36,952	26,198
Provision for doubtful accounts	255,615	142,000
Changes in assets and liabilities
Accounts receivable	(1,775,962)	(1,187,411)
Prepaid expenses and other current assets	(10,303)	6,280
Security deposits	(1,252)	2,839
Accounts payable and accrued expenses	515,743	879,522
Income taxes payable	325,044	350,861

Net cash provided by operating activities	2,308,189	2,449,550

Cash flows from investing activities
Notes receivable, related parties	(137,640)	(65,000)
Acquisition of property and equipment	(23,950)	(38,263)

Net cash used in investing activities	(161,590)	(103,263)

Cash flows from financing activities
Loan payable, bank	-	300,000
Loan payable, related party	(100,000)	240,000
Principal payments of capital lease obligations	(18,413)	(16,166)
Dividends paid	(1,816,000)	(2,539,033)

Net cash used in financing activities	(1,934,413)	(2,015,199)

Net increase in cash	212,186	331,088

Cash, beginning of year	1,248,882	917,794

Cash, end of year	$1,461,068	$1,248,882

Supplemental cash flow disclosures
Interest paid	$35,252	$4,450
Income taxes paid	23,322	61,823

Noncash investing and financing activities
Equipment acquired under capital lease	-	46,318

See notes to combined financial statements.

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
TUG Logistics, Inc. and Affiliates ("TUG" or the "Company") provide logistics services through four operating entities in the United States. TUG is headquartered in Los Angeles, California and utilizes over 40 agents in China, Taiwan, Hong Kong, Korea, Japan, Malaysia, Indonesia, Thailand, Singapore and the Philippines. TUG provides ocean, air, supply chain logistics, warehouse and distribution and customs brokerage services to its customers, as well as a full range of ocean transportation intermediary services, forwarding containers (primarily via ocean and air, but also bulk cargo) between Asia and the United States using multiple carriers. TUG is a "Non-Vessel-Operating Common Carrier" ("NVOCC").

TUG's four operating entities in the United States are:
  TUG Logistics, Inc. ("LAX") - a California based NVOCC and headquarters for all TUG operations

  TUG Logistics (Miami), Inc. ("MIAMI") - a Miami based NVOCC

  Clare Freight, Los Angeles, Inc. ("CLARE") - provides customs house brokerage services

  Glare Logistics Inc., Carson, California ("GLARE") - provides warehouse and distribution services

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

NOTES TO COMBINED FINANCIAL STATEMENTS

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company's cash balances are maintained at several banks. The balances are insured by the Federal Deposit Insurance Corporation for up to an aggregate of $100,000 for each company for each bank. Balances in these accounts at times exceed the insured limit.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded based on a combination of historical experience, aging analysis and information on specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Depreciation
Depreciation, including depreciation of assets held under capital leases, is provided using the straight-line method over estimated useful lives ranging from three to seven years.

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

2 - NOTES RECEIVABLE, RELATED PARTIES

On December 31, 2004, LAX loaned $65,000 to an entity related through common ownership. This promissory note bears interest at 3.5% a year. This note is payable on December 31, 2006. At December 31, 2005 and 2004, the balance of the note, including interest, is $67,275 and $65,000, respectively.

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

2 - NOTES RECEIVABLE, RELATED PARTIES (Continued)

On December 1, 2005, LAX loaned $111,130 to an entity related through common ownership. This promissory note bears interest at 3.5% a year. The note is payable on December 31, 2007. At December 31, 2005, the balance of the note, including interest, is $115,020.

On January 1, 2005, LAX loaned $19,657 to an entity related through common ownership. This promissory note bears interest at 3.5% a year. The note is payable on December 31, 2006. At December 31, 2005, the balance of the note, including interest, is $20,345.

3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,

	2005	2004

Furniture and fixtures	$11,627	$10,888
Equipment	98,493	92,613
Computer hardware	75,642	61,611
Computer software	15,003	11,703

	200,765	176,815
Less - Accumulated depreciation	69,974	33,022

	$130,791	$143,793

Equipment includes assets held under capital leases totaling $67,543 at December 31, 2005 and 2004, with accumulated depreciation of $22,915 and $9,407, respectively.

4 - LOANS PAYABLE, BANK

MIAMI has a $300,000 bank line of credit, which bears interest at the prime rate payable monthly. At December 31, 2005 and 2004, the outstanding balance on this line is $100,000.

GLARE has a $300,000 bank line of credit, which bears interest at the prime rate plus 1% payable monthly. At December 31, 2005 and 2004, the outstanding balance on this line is $200,000.

The companies are required to comply with various covenants including maintaining certain financial ratios. Substantially all of the companies' assets are pledged as collateral for these obligations. Interest expense for the years ended December 31, 2005 and 2004 was $21,852 and $4,440, respectively.

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

5 - CAPITAL LEASE OBLIGATIONS

Obligations under capital leases require monthly installments through September 30, 2006, including interest at approximately 8%. Interest expense for the years ended December 31, 2005 and 2004 was $2,831 and $1,470, respectively. The obligations are collateralized by the leased assets.

6 - LOANS PAYABLE, RELATED PARTIES

An entity related through common ownership advanced $100,000 to CLARE during 2004. Amounts due are noninterest-bearing and payable on demand. The loan, including accrued interest of $11,000, was repaid during 2005.

On February 1, 2003, an entity related through common ownership advanced $432,500 to LAX and sold equipment to LAX valued at $55,000. In 2004, an additional $140,000 was advanced. The total amount owed at December 31, 2005 and 2004 was $627,500. The notes bear interest at 3.5% a year and principal and interest are due on January 31, 2008. Interest expense on these loans for the years ended December 31, 2005 and 2004 was $23,795 and $22,978, respectively.

7 - LEASE COMMITMENTS

MIAMI leases office spaces under an operating lease on a year-to-year basis. This lease was renewed until December 31, 2006.

LAX and CLARE lease office space under an operating lease which expires on November 30, 2007. Additional payments are required based on increases in real estate taxes and operating expenses over base period amounts.

GLARE leases warehouse space under an operating lease which expires on November 30, 2007. Additional payments are required based on increases in real estate taxes and operating expenses over base period amounts.

Future minimum annual rental payments, excluding additional rent, are approximately as follows:

Year Ending
December 31,

2006	$398,000
2007	370,000

$768,000

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO COMBINED FINANCIAL STATEMENTS

7 - LEASE COMMITMENTS (Continued)

Rent expense, including additional rent, for the years ended December 31, 2005 and 2004 was approximately $520,000 and $396,000, respectively.

8 - COMMITMENTS AND CONTINGENCIES

The Company is ordinarily involved in claims and lawsuits which arise in the normal course of business. In the opinion of management, the liability resulting from these matters, if any, will not have a material effect on the Company's financial position.

9 - COMMON STOCK

Common stock at December 31, 2005 and 2004 is as follows:

TUG Logistics, Inc.
$10 par value; 1,000,000 shares authorized,
30,000 shares issued and outstanding	$300,000

TUG Logistics (Miami), Inc.
$1 par value; 1,000,000 shares authorized,
300,000 shares issued and outstanding	300,000

Glare Logistics Inc.
$10 par value; 1,000,000 shares authorized,	180,000
18,000 shares issued and outstanding

Clare Freight, Los Angeles, Inc.
$1 par value; 100,000 shares authorized,
10,000 shares issued and outstanding	10,000

$790,000

10 - SUBSEQUENT EVENTS

In April 2006, the shareholders of the Company signed a letter of intent with Maritime Logistics US Holdings Inc. to sell substantially all of the Company's assets, properties and rights.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not Applicable.

ITEM 9A/9A(T).      CONTROLS AND PROCEDURES

The disclosure required by this Item is not applicable to the Company with respect to the year ended December 31, 2006.

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

As of May 8, 2007, we will start incurring penalties at a rate of $65,600 per day. If our registration statement has not been declared effective as of such date, our penalties will be approximately $688,800. We do not anticipate that our registration statement will be effective prior to April 30, 2007 or May 8, 2007.

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

SUMMIT GLOBAL LOGISTICS, INC.

	By:	/s/ Robert Agresti
Name: Robert Agresti
Date: June 19, 2007		Title: President and Chief Executive Officer

FINANCIAL STATEMENTS SCHEDULE
Schedule I

Valuation and Qualifying Accounts
December 31, 2006, 2005 and 2004

		“Addition”
	Balance	charged to				Balance
	Beginning	costs and	“Other”		“Less”	at end
Description	of year	expenses	deductions		deductions	of year

Year Ended December 31, 2006

Allowance for doubtful accounts	$ 796,888	$ 253,826	$(250,000	) (a)	$ 188,102	$612,612

Year Ended December 31, 2005

Allowance for doubtful accounts	$ 519,670	$ 438,471	$—		$ 161,253	$796,888

Year Ended December 31, 2004

Allowance for doubtful accounts	$ 469,761	$ 129,895	$—		$ 79,986	$519,670

(a) Other deductions represent the allowance for doubtful accounts related to the TUG assets not purchased in the acquistions.

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements of notes thereto.

EXHIBITS

Exhibit
Number	Exhibit
2.1	Agreement and Plan of Merger, dated as of November 8, 2006, by and among Aerobic Creations, Inc., Aerobic Merger Sub Inc., and Maritime Logistics US Holdings Inc. (1)

3.1	First Amended and Restated Certificate of Incorporation of Aerobic Creations, Inc. (6)

3.2	Certificate of Merger of Aerobic Merger Sub Inc. with and into Maritime Logistics US Holdings Inc. (1)

3.3	Amended and Restated Bylaws of Aerobic Creations, Inc. (to be known as Summit Global Logistics, Inc.) (1)

4.1	Form of Warrant issued under Convertible Notes Securities Purchase Agreement. (1)

4.2	Form of Note issued under Convertible Notes Securities Purchase Agreement. (1)

4.3	Form of Warrant issued under common stock Securities Purchase Agreement. (1)

4.4	Registration Rights Agreement under the Securities Purchase Agreement (Notes and Warrants), dated as of November 8, 2006. (1)

4.5	Registration Rights Agreement under the Securities Purchase Agreement (common stock and Warrants), dated as of November 8, 2006. (1)

4.6	Lockup Agreement by and between Protex Holding Limited and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.7	Lockup Agreement by and between Robert Lee and Summit Global Logistics, Inc., dated as of November 8, 2006.(1)

4.8	Lockup Agreement by and between Robert Wu and Summit Global Logistics, Inc., dated as of November 8, 2006.(1)

4.9	Lockup Agreement by and between the management of Maritime Logistics US Holdings Inc. and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.10	Lockup Agreement by and between the management of FMI Holdco I, LLC and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.11	Lockup Agreement by and between Di Wang, Dong Wong, and Han Huy Ling and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

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

10.35	Land and Building Lease Agreement by and between Thrifty Oil Co. and FMI International LLC, dated as of July 20, 2004; Sublease Agreements related thereto. (1)

10.36	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International (West) LLC, dated as of December 30, 2002; Amendments and Agreements related thereto. (1)

10.37	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International LLC, dated as of July 28, 2003. (1)

10.38	Lease Agreement by and between AAAA World Import – Export, Inc. and FMI International Corp., dated as of November 2001. (1)

10.39	Lease Agreement by and between M. Parisi & Son Construction Co., Inc, and Fashion Marketing, Inc., dated as of April 28, 2000. (1)

10.40	AMB Property Corporation Industrial Lease dated December 6, 1999; Amendments and Guarantee related thereto. (1)

10.41	Lease Agreement by and between Flagler Development Corp. and FMI International LLC dated as of September 19, 2006, effective January 15, 2007. (1)

10.42	Original Lease by and between Center Realty L.P. and DSL Atlantic, dated March 1993; Agreements related thereto. (1)

10.43	Real Property Lease by and between Keegan Center LLC and Glare Logistics, Inc., dated September 15, 2003; Agreements related thereto. (1)

10.44	Forbearance Agreement dated as of April 16, 2007 by and among Fortress Credit Corp., Summit Global Logistics, Inc. and certain of its subsidiaries. (7)

21.1	List of subsidiaries of Summit Global Logistics, Inc. (7)

23.2	Consent of BDO Siedman, LLP Independent Certified Public Accounting Firm. (2)

31.1	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Robert Agresti(2)

31.2	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Paul Shahbazian(2)

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 for Robert Agresti and Paul Shahbazian(2)(8)

(1) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006 (File No. 000-51091).

(2) Filed Herewith.

(3) The agreement filed as an exhibit to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on January 12, 2007 (File No. 333-139980) supersedes the agreement filed as Exhibit 10.6 to the Company’s Report on Form 8-K, filed with the Securities and Exchange Commission on November 13, 2006 (File No. 000-51091).

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

(7) Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 17, 2007 (File No. 000-51091).

(8) These certifications are being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part this Annual Report on Form 10-K/A or as a separate disclosure document.