Form 10-Q
period 2007-06-30
Summit Global Logistics, Inc.
filed 2007-08-20
CIK 1311953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number: 333-62775

SUMMIT GLOBAL LOGISTICS, INC.

(f/k/a AEROBIC CREATIONS, INC.)

(Exact name of registrant as specified in its charter)

Delaware	20-0781155
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Meadowlands Plaza, East Rutherford, New Jersey	07073
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 806-3700

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 20, 2007 was 7,594,958.

SUMMIT GLOBAL LOGISTICS, INC.

FORM 10-Q

INDEX

		PAGE NO.

PART I. -	FINANCIAL INFORMATION	1
ITEM 1.	Financial Statements	1

	SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006	2
	Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2007 and for the three months ended June 30, 2006 and for the period February 6, 2006 (date of inception) to June 30, 2006	3
	Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss (Unaudited) for the three and six months ended June 30, 2007	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2007 and for the period February 6, 2006 (date of inception) to June 30, 2006	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Financial Statements – Predecessor Companies
(Our business combination on November 8, 2006, included the acquisitions of FMI Holdco I LLC and Subsidiary and TUG Logistics, Inc. and Affiliates, which are deemed predecessor companies since they were both similar in size relative to revenues and income, acquired with the same financing and equally significant to our consolidated operations.)

	FMI HOLDCO I LLC AND SUBSIDIARY
	Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 (Unaudited)	1
	Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 (Unaudited)	2
	Notes to Condensed Consolidated Statements of Operations and Cash Flows (Unaudited)	3
	TUG LOGISTICS, INC. AND AFFILIATES
	Condensed Combined Statement of Operations for the three and six months ended June 30, 2006 (Unaudited)	1
	Condensed Combined Statement of Cash Flows for the six months ended June 30, 2006 (Unaudited)	2
	Notes to Condensed Combined Statements of Operations and Cash Flows (Unaudited)	3

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	22
ITEM 4.	Controls and Procedures	23

PART II -	OTHER INFORMATION	24
ITEM 1.	Legal proceedings	24
ITEM 1A.	Risk Factors	24
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3.	Defaults Upon Senior Securities	25
ITEM 4.	Submission of Matters to a Vote of Security Holders	26
ITEM 5.	Other Information	26
ITEM 6.	Exhibits	26
Signatures		27
Exhibit index		28

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,424 and $4,038 as of June 30, 2007 and December 31, 2006, respectively	$13,360	$15,768
Accounts receivable, net of allowance for doubtful accounts of $691 and $613 as of June 30, 2007 and December 31, 2006, respectively	35,084	25,721
Prepaid expenses and other current assets	4,770	5,126
Deferred tax assets	77	77

Total current assets	53,291	46,692

Property and equipment, net	11,954	10,373
Deferred financing costs, net of accumulated amortization of $1,901 and $466 as of June 30, 2007 and December 31, 2006, respectively	14,465	13,323
Intangible assets, net	40,457	41,732
Goodwill	92,661	94,081
Security deposits and other assets	853	1,092

Total assets	$213,681	$207,293

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2007 (Unaudited)	December 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$26,101	$19,337
Current portion of senior secured credit facility	7,000	5,000
Current portion of capital lease obligations	843	801
Due to related parties	—	844

Total current liabilities	33,944	25,982

Long-term liabilities:
Senior secured credit facility	45,000	49,000
Convertible notes	54,279	41,486
Fair value of derivative instruments	41,045	32,148
Capital lease obligations	663	845
Deferred tax liabilities	5,629	11,162
Loan payable, related party	2,000	2,000
Other liabilities	80	—

Total long-term liabilities	148,696	136,641

Total liabilities	182,640	162,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share 1,000 authorized shares, none issued and outstanding	—	—
Common stock, par value $0.001 per share 99,000 authorized shares shares issued and outstanding - 7,595 shares	7	7
Additional paid-in capital	46,683	45,509
Subscriptions receivable	(10)	(10)
Noncontrolling interest in variable interest entity	1,163	—
Accumulated other comprehensive income	87	—
Accumulated deficit	(16,889)	(836)

Total stockholders’ equity	31,041	44,670

Total liabilities and stockholders’ equity	$213,681	$207,293

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30, 2007	February 6, 2006 (date of inception) to June 30, 2006

	2007	2006

Revenues:
Air and ocean freight services	$44,363	$—	$65,838	$—
Logistics services	24,739	520	49,328	520

Total revenues	69,102	520	115,166	520

Direct expenses:
Air and ocean freight services	40,110	—	59,128	—
Logistics services	20,447	418	41,172	418

Total direct expenses	60,557	418	100,300	418

Revenues less direct expenses	8,545	102	14,866	102

Operating expenses:
General and administrative expense (including stock-based compensation expense of $193 and $1,254 for the three and six months ended June 30, 2007, respectively	10,333	234	18,966	234

Depreciation and amortization	1,927	3	3,630	3

Total operating expenses	12,260	237	22,596	237

Loss from operations	(3,715)	(135)	(7,730)	(135)

Other income (expense):
Interest income	52	—	187	—
Interest expense	(5,983)	(5)	(10,195)	(5)
Amortization of deferred finance charges	(747)	—	(1,435)	—
(Loss) gain on derivative instruments	(1,662)	—	140	—
Registration rights expense	—	—	(3,000)	—

Loss before income tax benefit	(12,055)	(140)	(22,033)	(140)

Income tax benefit	(3,317)	—	(5,217)	—

Net loss	$(8,738)	$(140)	$(16,816)	$(140)

Weighted average common shares outstanding, basic and diluted (in thousands)	7,595		7,595

Loss per common share, basic and diluted	$(1.15)		$(2.21)

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(UNAUDITED)

FOR THE PERIOD FROM JANUARY 1, 2007 TO JUNE 30, 2007

(IN THOUSANDS)

			Additional paid-in capital	Subscription Receivable	Noncontrolling Interest in VIE	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Common stock

	Shares	Amount

Balance as of December 31, 2006	7,595	$7	$45,509	$(10)	—	$—	$(836)	$44,670

Stock options			546					546
Restricted shares			169					169

Cumulative effect for change in accounting principle in accounting for registration payment							763	763

Net loss three months ended March 31, 2007							(8,078)	(8,078)

Balance as of March 31, 2007	7,595	7	46,224	(10)	—	—	(8,151)	38,070

Consolidation of variable interest entity					1,163			1,163

Stock options			352					352
Restricted shares			107					107

Net loss for three months ended June 30, 2007							(8,738)	(8,738)

Foreign currency translation adjustment						87		87

Comprehensive loss								(8,651)

Balance as of June 30, 2007	7,595	$7	$46,683	$(10)	$1,163	$87	$(16,889)	$31,041

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended June 30, 2007	February 6, 2006 (date of inception) to June 30, 2006

Cash flows from operating activities:
Net loss	$(16,816)	$(140)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	78	—
Depreciation and amortization of property and equipment	935	3
Amortization of deferred financing costs	1,435	—
Amortization of intangible assets	2,695	—
Amortization of discount on convertible debt	3,480	—
Stock-based compensation expense	1,254	—
Gain on derivative instruments	(140)	—
Registration rights expense converted into notes	3,000	—
Deferred income taxes	(5,533)	—
Accrued interest expense converted into notes	400
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(8,726)	(45)
Prepaid expenses and other current assets	1,546	(11)
Accounts payable and accrued expenses	5,569	103

Net cash used in operating activities:	(10,823)	(90)

Cash flows from investing activities:
Cash included in variable interest entity	416	—
Acquisition of subsidiary	—	(500)
Cash included in acquisition of subsidiary	—	99
Purchase of property and equipment	(2,079)	(29)
Security deposits and other assets	239	—

Net cash used in investing activities	(1,424)	(430)

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	Six Months Ended June 30, 2007	February 6, 2006 (date of inception) to June 30, 2006

Cash flows from financing activities:
Proceeds from issuance of convertible notes	$15,000	$—
Repayment of borrowings under the senior secured credit facility	(2,000)	—
Transaction costs	(1,865)	—
Repayment of capital lease obligations	(483)	—
Proceeds from loan payable, other	—	350
Proceeds from issuance of common stock	—	267
(Repayment) proceeds of loan payable, related party	(844)	23

Net cash provided by financing activities	9,808	640

Effects of foreign currency translation on cash	31	—

Net (decrease) increase in cash and cash equivalents	(2,408)	120
Cash and cash equivalents, beginning of period	15,768	—

Cash and cash equivalents, end of period	$13,360	$120

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,664	$—
Income taxes	450	—
Noncash investing and financing activities:
Property and equipment acquired under capital leases	$343	$—
Consolidation of variable interest entity	1,163	—
Transaction costs converted into notes	712	—
Common stock issued in settlement of financing costs	—	60
Due to seller for acquisition of subsidiary	—	250
Subscription receivable	—	95
Acquisition costs included in accounts payable	—	15
Dividends payable	—	150

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

History and Nature of the Business

Summit Global Logistics, Inc. (the “Company”, “we,” “us,” and/or “our”) through its wholly-owned operating subsidiary, Maritime Logistics US Holdings Inc. (“Maritime Logistics”) and its subsidiaries, is an international third party logistics provider specializing in ocean transportation intermediary services for Asia and North America. It offers domestic and international ocean, air and ground third-party logistics services.

Maritime Logistics US Holdings, Inc. (“MLI”) was formed on February 6, 2006 in the State of New Jersey. MLI owns and manages various corporations that provide worldwide marine and inland transportation and logistics services. MLI, through one of its wholly-owned subsidiaries, possesses an ocean transportation intermediary license issued by the United States Federal Maritime Commission, pursuant to the Shipping Act of 1984, as a “Non-Vessel-Operating Common Carrier” (“NVOCC”). MLI is headquartered in East Rutherford, New Jersey.

TUG USA, Inc., formerly Dolphin US Logistics Inc., a wholly-owned subsidiary of MLI, was formed in February 2006 in the State of New Jersey.

Summit Logistic International Inc. (“SMI”) and AMR Investments Inc. (“AMR”), wholly-owned subsidiaries of MLI, were formed in February 2006 in the State of New Jersey. They provide worldwide marine and inland transportation and logistics services.

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

In December 2006, the provincial authority in Shanghai in the People’s Republic of China (“PRC”) approved the establishment of Seamaster Logistics (Shanghai) Ltd., a wholly-foreign-owned enterprise, or WFOE, under newly adopted rules in the PRC permitting foreign corporations to own and operate companies in the PRC. The approval was subject to the WFOE obtaining a business license from the Shanghai provincial authority, which was received in January 2007. During 2007, through our WFOE, we established offices at major transportation centers in the PRC. SLI, our subsidiary, has an exclusive agency agreement with Seamaster Logistics (China) Ltd., a Chinese company, (“Seamaster China”). We may acquire the Shanghai office of Seamaster China. Seamaster China has a Class A license as an international freight forwarding agent in Shanghai. The Company believes that Seamaster China is a variable interest entity (“VIE”). Under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), Seamaster China is consolidated in the financial statements effective April 1, 2007.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Summit Global Logistics, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K/A for the year ended December 31, 2006. In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary for the fair presentation of our unaudited condensed consolidated financial position as of June 30, 2007, and the unaudited condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006, and the statements of operations and cash flows for the six months ended June 30, 2007 and for the period February 6, 2006 (date of inception) to June 30, 2006, and the unaudited condensed consolidated statements of stockholders’ equity and comprehensive income for the period from January 1, 2007 to June 30, 2007.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised December 2003) (“FIN 46(R)”). FIN 46(R) explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The Company believes that Seamaster China is a variable interest entity. Under FIN 46(R), Seamaster China is consolidated in the financial statements effective April 1, 2007. The financial information of the variable interest entity is as follows:

	Three Months Ended June 30, 2007 (Unaudited)	Six Months Ended June 30, 2007 (Unaudited)

Total revenues	$10,499	$11,609
Net profit	80	53

Total assets as of end of period	$5,825	$5,825
Total liabilities as of end of period	4,552	4,552
Total equity	1,273	1,273

The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Summit Global Logistics Inc. and its subsidiary Maritime Logistics US Holdings Inc. and its subsidiaries, TUG USA, Inc., Summit Logistics International, Inc., AMR Investment Inc., Seamaster Logistics Inc. and subsidiary, FMI Holdco I LLC, and their subsidiaries, and Seamaster Logistics (China) Ltd., our VIE, (collectively, the “Company”).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Air and Ocean Freight Services. Revenue is recognized at the time of shipment. The Company recognizes revenue on air and ocean freight services on a gross basis, in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross versus Net”, as a result of the following: the Company is the primary obligor responsible for providing the service desired by its customer and is responsible for fulfillment, including the acceptability of the services ordered by the customer. The Company, at its sole discretion, sets the prices charged to its customers, and is not required to obtain approval or consent from any other party in establishing its prices. The Company has multiple suppliers for the services it provides its customers and has the absolute and complete discretion and right to select the supplier that best serves our customer needs. In most cases, the Company determines the nature, type, characteristics, and specifications of the services ordered by the customer. The Company also assumes credit risk for the amount billed to the customer.

Customs Brokerage. Revenue is recognized when the necessary documentation for customs clearance has been completed. This revenue is generated by the fees charged for providing customs brokerage services. Reimbursement for the disbursements made on behalf of a customer (principally custom duty) is recorded as a reduction of expenses incurred in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket Expenses Incurred”.

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

Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-02, “The Meaning of Conventional Convertible Debt Instruments”, in EITF 00-19.

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

Stock-Based Incentive Plans

SFAS No. 123R “Share-Based Payments” (“SFAS 123R”), requires all share-based payments to employees and non-employee directors, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R, in accounting for share-based compensation granted under the 2006 Equity Incentive Plan. For stock options settled in stock, compensation is measured on the grant date using valuation models. For restricted stock units (“RSU”) and performance stock awards (“PSA”) settled in stock, compensation is measured on the grant date using the fair values of the Company’s common stock. Compensation expense is recognized for each separately vesting portion of the award as it is vested. For stock appreciation rights (“SAR”) settled in stock, compensation expense is initially measured on the grant date using a valuation model. For cash settled options and SARs, compensation expense is recorded over the vesting period and changes in the fair value between the date of grant and through when the cash settled options and SARs are exercised and recognized as compensation expense. For the PSAs, every reporting period until vesting, the cash settled portion is revalued using valuation models and the stock settled portion is adjusted for any change in the number of shares expected to be issued based on the performance criteria. Any change in fair value is recognized as compensation expense.

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

Adoption of New Accounting Policies

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. (See Note 12 - Income Taxes for additional disclosures.)

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

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was subsequently revised in December 2003. Generally a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46(R) requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to the Company’s circumstances with Seamaster Logistics (China) Ltd. is Seamaster Logistics (Holdings) Ltd. The Company has adopted FIN 46(R) effective April 1, 2007.

Foreign Currency Translation

The Company’s foreign subsidiaries and our VIE’s functional currency has been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Unaudited condensed consolidated statement of operations amounts have been translated using the average exchange rate for the period. Adjustments from such translation included in accumulated other comprehensive income amount to $87 and none for the three months ended June 30, 2007 and 2006, respectively, and $87 and none for the six months ended June 30, 2007 and for the period from February 6, 2006 (date of inception) to June 30, 2006, respectively.

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

The following table shows the approximate number of stock equivalents outstanding that could potentially dilute basic income per share in the future but were not included in the calculation of diluted loss per share because their inclusion would be anti-dilutive.

	June 30,

	2007	2006

Options	1,175	—
Warrants	6,864	—
Shares to be issued upon conversion of convertible debt	15,293	—

Total number of stock equivalents	23,332	—

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on our consolidated financial statements.

3.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2006. The unaudited pro forma financial information summarizes the results of operations for the three and six months ended June 30, 2006 as if the business combinations in 2006 had occurred as of January 1, 2006. The pro forma information contains the actual operating results of the consolidated companies, with the results adjusted to include the proforma impact of incremental expenses, incremental amortization of acquired intangible assets, incremental interest expense, and provision for income taxes. The Company has included the unaudited proforma condensed consolidated results of operations of FMI Holdco I, LLC and Subsidiary, Tug Logistics, Inc. and Affiliates and AmeRussia Shipping Company, Inc. and Subsidiary. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the period presented or that may be obtained in the future.

Proforma Financial Information (Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Total revenues	$49,269	$94,254
Total direct expenses	41,427	77,882

Revenues less direct expenses	7,842	16,372
Total operating expenses	5,821	13,329

Income from operations	2,021	3,043

Interest expense, net, finance charges and bank fees	(1,342)	(5,995)

Income (loss) before income tax provision (benefit)	679	(2,952)
Income tax provision (benefit)	271	(1,181)

Net income (loss)	$408	$(1,771)

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY AND EQUIPMENT

At June 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	June 30, 2007 (Unaudited)	December 31, 2006

Office, computer and communication equipment	$2,928	$1,165
Transportation equipment	635	421
Warehouse and terminal equipment	8,397	8,412
Leasehold improvements	1,103	685
Construction in progess	108	18

	13,171	10,701
Less - Accumulated depreciation and amortization	(1,217)	(328)

Net book value of property and equipment	$11,954	$10,373

Depreciation and amortization expense was $535 and $3 for the three months ended June 30, 2007 and 2006, respectively, and $935 and $3 for the six months ended June 30, 2007 and for the period from February 6, 2006 (date of inception) to June 30, 2006, respectively.

The changes in capital leases included in property and equipment are:

	Six months ended June 30, 2007 (Unaudited)	December 31, 2006

Capital leases, beginning of period	$1,922
Assets acquired through capital leases	343

Capital leases, end of period	2,265	$1,922
Less - accumulated depreciation	(366)	(97)

Net book value of capital leases	$1,899	$1,825

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	(IN THOUSANDS)

	June 30, 2007 (Unaudited)	December 31, 2006

Trademark	$1,720	$1,800
Software and other	3,300	3,300
Customer list	39,000	37,500

	44,020	42,600
Accumulated amortization	(3,563)	(868)

Net carrying value	$40,457	$41,732

Amortization expense was $1,392 and none for the three months ended June 30, 2007 and 2006, respectively, and $2,695 and none for the six months ended June 30, 2007 and for the period from February 6, 2006 (date of inception) to June 30, 2006, respectively.

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

Originally, applicable margins per annum on LIBOR rate loans range from 3.75% to 4.75% and for reference rate loans from 2.75% to 3.75% subject to the condition that the applicable margin will not be less than 4.25% during the period from November 8, 2006 until the financial statements are delivered to agent after the last day of the fourth full fiscal quarter after the effective date, as defined. Upon the occurrence and during the continuation of an event of default, the interest rate(s) then in effect with respect to the obligations under the senior secured credit facility will be increased by three percent per annum. The applicable margins were increased in connection with the restructuring described below under the caption “Amendments”.

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

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The revolver unused line fee equals one-half of one percent (.50%) per annum payable monthly. The revolver includes a letter of credit line of up to an aggregate amount of $7 million. The letter of credit fee is 3% per annum payable monthly. The servicing fee equals $25 payable quarterly in advance. In addition, early termination fees may apply ranging from 1% to 2% of the total loan commitment. The deferred financing cost in connection with the senior secured credit facility amounted to approximately $6,194.

The senior secured credit facility is secured by a first priority security interest in substantially all of existing and future assets of the Company.

The credit facility contains affirmative and negative covenants, and financial covenants which include (a) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (b) maximum total senior debt to EBITDA ratio, (c) minimum fixed charge coverage ratio, (d) maximum capital expenditure, and (e) key man provisions.

Amendments

On May 21, 2007, in connection with the restructuring of the senior secured credit facility, the Company agreed to pay the senior secured creditor $265, increase the interest rate on the loan facilities, and modify the financial covenants and, in exchange, the lenders agreed that all declared events of default were waived. As part of restructuring the debt of the Company, the Company amended the senior secured credit facility to increase the applicable margins by 0.50%. Under the amended credit facility the applicable margins per annum on LIBOR rate loans now range from 3.75% to 5.25% and for reference rate loans from 2.75% to 4.25% subject to the condition that the applicable margin will not be less than 5.25% during the period from May 21, 2007 until the consolidated financial statements are delivered to the agent after the last day of the fourth full fiscal quarter after the effective date, as defined.

In addition, on and after May 21, 2007, as part of the restructuring of the debt of the Company, the Company agreed that the senior secured lenders have no obligation to make any revolving loans to the Company under the revolving loan facility, but they may do so at their discretion.

The Company failed to meet certain financial covenants contained in the amended senior secured credit agreement at June 30, 2007. In August 2007, effective July 31, 2007, we obtained a limited waiver from the senior secured creditor. (See Note 15 - Subsequent Events)

7.	CONVERTIBLE NOTES

On November 8, 2006, as part of the financing for the acquisitions, the Company entered into a securities purchase agreement and issued (i) secured convertible notes in an aggregate principal amount of $65 million, which were originally convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $11.00 per share (subject to adjustment) and (ii) warrants to acquire in the aggregate up to 40% of the number of shares of common stock issuable upon conversion of the notes, exercisable until the fifth anniversary of November 8, 2006 at an original initial exercise price equal to $11.00 per share (subject to adjustment). The Conversion and exercise prices of the notes and warrants, respectively have been reduced in connection with the restructuring described below under the caption “Amendments”.

The notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. Originally, applicable margins per annum range from 2.75% to 3.75% subject to the condition that the applicable margin shall not be less than 3.25% during the period from November 8, 2006 until the financial statements are delivered to the applicable holder after the fourth full fiscal quarter after the issuance date. The debt issuance cost at the date of closing amounted to approximately $6,107. The applicable margins were increased in connection with the restructuring described below under the caption “Amendments”.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company may redeem all or any portion of the notes on or after the third anniversary of the issuance of the notes, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days ending and certain other conditions are satisfied. A holder may require the Company to redeem the notes on an event of default or upon a change of control, in each case at a premium over the principal amount of the notes being redeemed. The premium in the event of a default is the greater of (x) the product of (i) the conversion amount to be redeemed together with accrued interest and unpaid interest and late charges, if any are incurred up to and including the conversion date, in respect of such conversion amount, and (ii) the Redemption Premium, as defined (ranging from 100% to 120%), or, (y) the product of (a) the closing sale price of the common stock on the date immediately preceding such event of default multiplied by (b) the number of shares of common stock into which the amount set forth in clause (x) would have converted. The premium in the event of a change of control is equal to a product of the amount of principal being redeemed multiplied by the greater of (a) the quotient of the closing sale price of our common stock immediately prior to the announcement of the change of control divided by the conversion price and (b) 120% in the first eighteen months, then 115% in the period from eighteen to forty-two months and 110% thereafter.

The convertible notes are secured by substantially all of our assets and are subordinate to our senior secured credit facility.

The inter-creditor agreement between our senior secured creditor and the convertible note holders prohibits the convertible note holders from receiving payments from the Company other than regularly scheduled principal and interest payments.

Amendments

On May 21, 2007, as part of restructuring of the Company’s debt, the Company restructured the terms of the existing $65 million of secured convertible notes and accompanying warrants. After the restructuring the convertible notes are now convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment) and the warrants are exercisable at any time prior to November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment).

The convertible notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the convertible notes range from 3.50% to 4.50% per annum subject to the condition that the applicable margin shall not be less than 4.50% during the period from May 21, 2007 until the financial statements are delivered to the applicable holder after the fourth full fiscal quarter after November 8, 2006. Further, the interest payment for the five (5) consecutive calendar quarters on the convertible notes commencing with the quarter ended June 30, 2007 is not payable until the earlier of the maturity date, November 8, 2011, or the date on which the notes are converted to common stock of the Company. The holders of the notes waived their existing penalties pursuant to the registration rights agreement relating to the Company’s failure to cause the shares of common stock underlying the convertible notes and warrants to become registered and extended the deadline for causing such shares to be registered.

The agreement calls for the Company to file an amended registration statement with the Securities and Exchange Commission within 30 days of the date of the amendment and for the registration statement to become effective within 90 days from the date of filing.

In connection with the restructuring, the exercise price of the warrants was reduced from $11.00 to $5.50 per share.

The Company failed to meet certain financial covenants contained in the convertible note documents at June 30, 2007. In August 2007, we obtained a limited waiver effective July 31, 2007, from the convertible note holders. (See Note 15 - Subsequent Events.)

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New Additional Convertible Notes.

Private Placement of Convertible Notes

In connection with the restructuring on May 21, 2007, we also completed a private placement of senior secured convertible notes and warrants resulting in $15 million in new money from the existing convertible note holders and certain members of management. Of the $15 million in convertible notes, we sold $12.5 million to existing convertible note holders. This $12.5 million was added pro rata to the principal amount of each holder’s restructured convertible note. In connection with the sale of the convertible notes we issued new warrants (exercisable for up to 50% of the number of shares of common stock issuable upon conversion of the notes), which have substantially the same terms as the restructured warrants.

An aggregate default interest payment of $400 in connection with a failure to deliver timely our quarterly financial statements was added pro rata to the principal amount of the convertible notes in lieu of paying such interest in cash and will be payable on the earlier of November 8, 2011 or the date on which the notes are converted to common stock of the Company.

We sold $2.5 million of the $15 million additional convertible notes and warrants on substantially the same terms to members of our management. We may also issue up to $2.0 million of additional convertible notes and warrants to certain of our professionals in satisfaction of fees that we owe them. The new convertible notes are convertible at the option of the holder into shares of our common stock at an initial conversion price equal to $5.50 per share (subject to adjustment) and the new warrants, which are exercisable until November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment). The new convertible notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the restructured convertible notes per annum range from 3.50% to 4.50% subject to the condition that the applicable margin shall not be less than 4.50% during the period from May 21, 2007 until the financial statements are delivered for the quarter ended December 31, 2007. Further, the interest payment on the new convertible notes for the five (5) consecutive calendar quarters commencing on the quarter ended June 30, 2007 is not payable until the earlier of the maturity date, May 21, 2012 for the new convertible notes, or the date on which the notes are converted into our common stock. We may redeem all or any portion of the restructured convertible notes and the new notes on or before May 21, 2010, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days and certain other conditions are satisfied, as opposed to November 8, 2006 as set out in the original notes.

The convertible notes are secured by substantially all of our assets and are subordinate to our senior secured credit facility.

The Company failed to meet certain financial covenants contained in the convertible note documents at June 30, 2007. In August 2007, we obtained a limited waiver effective July 31, 2007, from the convertible note holders. (See Note 15 - Subsequent Events.)

Waiver of Accrued Registration Rights Penalties.

Convertible Notes and Warrants. In exchange for $2 million of restructured convertible notes, the holders of the convertible notes waived existing penalties pursuant to the registration rights agreement relating to our failure to cause the shares of our common stock underlying the convertible notes and warrants to become registered and extended the deadline for causing such shares to be registered. A portion of this $2 million was added to the principal amount of each holder’s restructured convertible note. Interest is payable at the same rate as the convertible notes. The agreement calls for the Company to file an amended registration statement with the Securities and Exchange Commission within 30 days of the amendment (which was filed on June 20, 2007) and for the registration statement to become effective within 90 days from the date of filing (September 18, 2007).

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Private Placement Notes. On May 21, 2007, in connection with the restructuring of the debt of the Company, a majority of the holders of the common stock of the Company agreed to waive certain penalties pursuant to the registration rights agreement relating to the Company’s failure to cause certain shares of common stock and shares of common stock underlying warrants to become registered and extended the deadline for causing such shares to be registered, in exchange for all of the participants in the Company’s prior private placement of common stock receiving pro rata unsecured convertible notes in the aggregate principal face amount of $1 million (classified in the unaudited condensed consolidated balance sheet as of June 30, 2007 as convertible notes).

The unsecured convertible notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment). There are no financial covenant requirements and there are only limited reporting requirements in conjunction with the unsecured convertible notes. Interest is payable at the same rate as the convertible notes.

8.	FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair value of derivative instruments consisting of compound embedded derivatives within the convertible notes and warrants issued in connection with the note financing and common stock financing was calculated using a lattice model utilizing discounted cash flows and Black-Scholes models utilizing weighted average exercise prices. The following primary assumptions were used:

•	Stock growth of 15%.

•	Annual volatility of 50%.

•	Note default of 5% increasing 0.1% per quarter.

•	Alternative financing available of 0% initially, increasing 1% per quarter to a maximum of 10%.

•	Conversion pricing and exercise reset events occurring 10% of the time resulting in a weighted average conversion price of $5.467 and the warrant exercise price adjustment factor of 0.996.

The valuations of the embedded derivatives within the convertible notes and investor warrants at the effective date of issuance are recorded as a discount to the face value of the convertible notes. The discount is amortized over the life of the notes using an effective interest method. In addition, the value of the warrants issued to the placement agent was recorded as deferred financing costs in the amount of $1,429 and is expensed over the life of the note using an effective interest method. The warrants issued in connection with the common stock financing were valued at $7,361 on November 8, 2006. These derivative liabilities were fair valued as of June 30, 2007 as follows:

	June 30, 2007 (Unaudited)	December 31, 2006

Compound embedded derivatives within the convertible notes	$27,323	$17,162
Warrants attached to convertible notes	10,142	7,747
Warrants attached to common shares	3,580	7,239

	$41,045	$32,148

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company owed three shareholders a total of $844 related to the acquisition and reimbursement of certain monies received on their behalf. This amount is reported as due to related parties on the consolidated balance sheet. These amounts were paid in full during the six months ended June 30, 2007.

Pursuant to the purchase agreement to acquire SLHL, the seller was required to loan the Company $2,000. As of June 30, 2007, the seller has loaned the Company $2,000. The loan is noninterest-bearing and payable after five years. This amount is reported as loan payable, related party on the unaudited condensed consolidated balance sheet.

10.	401(k)/PROFIT-SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”), covering all eligible employees, as defined in the Plan. The Plan provides for employees’ contributions based on a percentage of covered employees’ salaries. The Company may contribute to the Plan matching contributions and discretionary profit sharing contributions. The Company approved a matching contribution equal to 25% of the employees’ contribution to the extent aggregate contributions did not exceed 4% of the employees’ compensation and additional profit sharing contributions. The 401(k) profit sharing expense was ($54) and none for the three months ended June 30, 2007 and 2006, respectively, and $46 and none for the six months ended June 30, 2007 and for the period from February 6, 2006 (date of inception) to June 30, 2006, respectively.

11.	OPTIONS AND RESTRICTED COMPENSATION AGREEMENTS

On November 8, 2006, the Company established the 2006 Equity Incentive Plan (“2006 Plan”) which provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), performance shares, restricted stock, restricted stock units and other common stock based awards to our employees, officers, directors, consultants, independent contractors and advisors of the Company and any other person who is determined by the Compensation Committee or the Board of Directors to have made (or is expected to make) contributions to the Company. The maximum number of shares available for issuance under the 2006 Plan as of June 30, 2007 is 1,634 shares. As of June 30, 2007, the Board of Directors have authorized the issuance of options to purchase 1,175 shares of common stock and the issuance of 234 shares of restricted stock under the 2006 Plan. As of June 30, 2007, the Company granted 667 SARs as additional compensation. These options and SARs have been granted with an exercise price equal to $10 per share. The options have a 5-year term with full vesting ranging from two to three years. The issued restricted compensation shares are held in escrow and have an exercise price of $.001 per share with a vesting rate and period of fifty percent in the second year and fully vested in the third year. Stock-based compensation expense was $193 and none for the three months ended June 30, 2007 and 2006, respectively, and $1,254 and none for the six months ended June 30, 2007 and period from February 6, 2006 (date of inception) to June 30, 2006, respectively, and is included in general and administrative expenses.

Stock options

In April 2007, the Board of Directors, on the recommendation of the Compensation Committee, approved an amendment of the Company’s 2006 Equity Incentive Plan to increase by 250 the number of shares of the common stock of the Company issuable to employees and prospective employees under the plan. In May 2007, the Stockholders of the Company approved this amendment to the Company’s 2006 Equity Incentive Plan at the Company’s Annual Meeting.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

The income tax benefit effective tax rate differs from the statutory federal income tax rate of 34% due to permanent differences and state income taxes.

13.	LEASE COMMITMENTS

The Company leases various facilities and equipment in accordance with noncancelable operating lease agreements, which expire at various dates through 2012. Total rent expense (net of sublease income) was $4,539 and $15 for the three months ended June 30, 2007 and 2006, respectively, and $7,862 and $15 for the six months ended June 30, 2007 and for the period from February 6, 2006 (date of inception) to June 30, 2006, respectively. The amount of sublease income recorded as an offset to rental expense was $722 and none for the three months ended June 30 2007 and 2006, respectively, and $1,306 and none for the six months ended June 30, 2007 and for the period from February 6, 2006 (date of inception) to June 30, 2006, respectively.

The Company has capital lease obligations with financial institutions, with monthly installments of principal, including interest at various rates ranging from 4.3% to 12.1% through 2010, collateralized by equipment. As of June 30, 2007, future minimum lease payments required under noncancelable leases are as follows:

Year ending December 31,	Capital leases	Operating leases

2007	$478	$7,343
2008	826	13,526
2009	284	11,729
2010	8	9,410
2011	—	6,991
Thereafter	—	5,654

Total future minimun lease payments	1,596	$54,653

Less - Amount representing interest	(90)

Present value of future net minimum lease payments	$1,506

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	OTHER COMMITMENTS AND CONTINGENCIES

Registration Commitments

The Company entered into a registration rights agreement with the buyers of the common shares in the private placement and convertible notes to provide certain registration rights with respect to the common stock underlying the warrants and the convertible notes and the shares held by management and certain security holders of the Company by April 9, 2007. The Company failed to register, and consequently, is obligated to pay the holders of the notes and warrants substantial penalty payments. The Company recorded a liability of $3,000 based on the agreement signed on May 21, 2007 which is included in convertible debt. Based upon the May 21, 2007 agreement, the Company’s deadline for meeting its registration commitment is extended to September 18, 2007.

The Company recorded a cumulative-effect adjustment to retained earnings for the change in accounting principle in the amount of $762, which accounts for the removal of the registration rights penalty from the compound embedded derivatives as of December 31, 2006 and adjusted the discount on the note based on the removal of the registration rights penalty from the discount.

Contingent Payments

In connection with the acquisitions, the Company has contractual commitments to make earn-out payments to former shareholders of TUG and SLI based upon agreed earnings target levels. In addition, there are contingent earn-out payments based upon achievement of earnings above the targets.

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

In July 2007, the Company announced a restructuring of SMI and the Trans-Atlantic logistics operation of AMR. The restructuring resulted in a termination of eleven employees including the Presidents of SMI and AMR. The Company expects to recognize a charge of approximately $700 in the third quarter of 2007 for severance cost and office closure expense.

In August 2007, the Company obtained limited waivers for its failure to meet certain financial covenants at June 30, 2007 from its Senior Secured Creditor and Convertible Note Holders. In order to obtain the waiver, the Company has agreed to engage a financial advisor acceptable at the sole discretion of the Senior Secured Creditor. The financial advisor is responsible for obtaining additional equity and addressing other matters with respect to the financial restructuring of the Company. In addition, the Company has agreed with the Convertible Note Holders to change their existing quarterly financial covenants to the same monthly financial covenants currently in effect with the Senior Secured Creditors for July and August 2007.

Item I. Financial Statements - Predecessor Companies

FMI HOLDCO I LLC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Revenues	$24,816	$52,710

Expenses
Direct expenses, excluding depreciation	19,632	40,735
Facility shutdown and other costs	20	85
Depreciation and amortization	1,211	2,259
General and administrative	2,857	6,066

Income from operations	1,096	3,565

Other income (expense)
Interest income	13	26
Interest expense and bank fees	(1,482)	(2,869)

	(1,469)	(2,843)

Income before income taxes	(373)	722

Income taxes	30	90

Net income	$(403)	$632

See accompanying notes to Condensed Consolidated Statement of Operations.

1

FMI HOLDCO I LLC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
( UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

(IN THOUSANDS)

Cash flows from operating activities
Net income	$632
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	875
Amortization of intangibles	1,384
Changes in assets and liabilities
Accounts receivable	1,353
Prepaid expenses and other current assets	(200)
Deposits	(90)
Deferred rent	(154)
Accounts payable and accrued expenses	(282)

Net cash provided by operating activities	3,518

Cash flows from investing activities
Acquisition of property and equipment	(434)

Net cash used in investing activities	(434)

Cash flows from financing activities
Repayment of long-term debt and capital lease obligations	(2,338)
Prepayment of senior debt pursuant to excess cash flow agreement	(499)
Debt issuance costs	(51)

Net cash used in financing activities	(2,888)

Net increase in cash and cash equivalents	196

Cash and cash equivalents, beginning of period	1,580

Cash and cash equivalents, end of period	$1,776

See accompanying notes to Condensed Consolidated Statement of Cash Flows.

2

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

At June 30, 2006, approximately 24% and 12% of accounts receivable are due from two customers.

The Company generated approximately 22% and 16% of its revenues for the three months ended June 30, 2006 from two customers; and 27% and 16% of its revenues for the six months ended June 30, 2006 from two customers.

Income Taxes

In lieu of federal corporation income taxes, the members of an LLC include their proportionate share of the Company’s taxable income or net operating loss in their individual income tax returns. Certain minimum state taxes have been recorded for the period.

3

FMI HOLDCO I LLC AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS AND CASH FLOWS
(UNAUDITED)

2 - 401(k)/PROFIT-SHARING PLAN

The Company’s 401(k)/profit-sharing plan covers substantially all eligible full-time employees. Employer contributions for the 401(k) portion are $0.25 per $1.00 for participating employees up to 4% of salary, while employer contributions for the profit-sharing portion are discretionary. Contributions for the three and six months ended June 30, 2006 were approximately $100 and $200, respectively.

3 - RELATED PARTY TRANSACTIONS

The Company paid $215 to KRG Capital (“KRG”) during the six months ended June 30, 2006. These fees were ongoing financial and managerial consulting fees. KRG has a controlling interest in FMI Holdco I LLC.

In 2004, certain members purchased the Carteret facility and assumed the existing lease, which expires in 2014. Payments to the members under this lease totaled $931 for the six months ended June 30, 2006. On June 29, 2006, the Carteret facility was sold to an unrelated entity, with the present lease remaining in place.

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

The Company incurred an additional expense of approximately $20 and $85 for the three and the six months ended June 30, 2006 respectively related to the facility shutdown.

4

TUG LOGISTICS, INC. AND AFFILIATES

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Net sales	$24,570	$41,024

Cost of sales	21,886	36,729

Gross profit	2,684	4,295

Operating expenses
General and administrative	1,176	2,440
Depreciation and amortization	9	21

Operating expenses	1,185	2,461

Income from operations	1,499	1,834

Interest expense, less interest income	15	12

Income before income taxes	1,484	1,822

Income taxes	224	261

Net income	$1,260	$1,561

See accompanying notes to the Condensed Combined Statements of Operations.

1

TUG LOGISTICS, INC. AND AFFILIATES

CONDENSED COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2006

(IN THOUSANDS)

Cash flows from operating activities
Net income	$1,561
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	21
Provision for doubtful accounts	139
Changes in assets and liabilities
Accounts receivable	(570)
Prepaid expenses and other current assets	(7)
Accounts payable and accrued expenses	(733)
Income taxes payable	229

Net cash provided by operating activities	640

Cash flows from investing activities
Notes receivable, related parties	97
Acquisition of property and equipment	(25)

Net cash provided by investing activities	72

Cash flows from financing activities
Principal payments of long term debt and capital lease obligations	(309)
Dividends paid	(144)

Net cash used in financing activities	(453)

Net increase in cash, and cash equivalents, end of period	259

Cash, beginning of period	1,461

Cash, end of period	$1,720

Supplemental cash flow disclosures
Interest paid	$5
Income taxes paid	$32

See accompanying notes to the Condensed Combined Statements of Cash Flows.

2

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO CONDENSED COMBINED STATEMENTS OF
OPERATIONS AND CASH FLOWS
(UNAUDITED)

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

The Company’s cash balances are maintained at several banks. The balances are insured by the Federal Deposit Insurance Corporation for up to an aggregate of $100 for each company for each bank. Balances in these accounts at times exceed the insured limit.

3

TUG LOGISTICS, INC. AND AFFILIATES

NOTES TO CONDENSED COMBINED STATEMENTS OF
OPERATIONS AND CASH FLOWS
(UNAUDITED)

1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4

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

FORWARD LOOKING STATEMENTS

This quarterly report contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based on our current plans and beliefs or estimates of future results or trends.. Forward looking statements also involve risks and uncertainties, including, but not restricted to, the risk and uncertainties described in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2006, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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

Consolidated and Predecessor Companies Financial Statements

We have included in our filing the unaudited condensed consolidated statements of operations for Summit Global Logistics Inc. (formerly Aerobic Creations Inc.) and its subsidiary, Maritime Logistics US Holdings Inc., and its subsidiaries, (“Maritime” or “MLI”), TUG USA, Inc., Summit Logistics International, Inc., AMR Investment Inc., Seamaster Logistics Inc., FMI Holdco I LLC, and their subsidiaries (collectively, the “Company,” “we,” “us,” and/or “our”) for the three and six months ended June 30, 2007 and the three months ended June 30, 2006 and the period from February 6, 2006 (date of inception) to June 30, 2006 and the inclusion as of April 1, 2007 of Seamaster Logistics (China) Ltd, our variable interest entity. Also included are separate unaudited condensed consolidated statements of operations of FMI Holdco I LLC, and Subsidiary (“FMI”); and separate unaudited condensed combined statements of operations of TUG Logistics, Inc. and Affiliates (“TUG”), for the three and six months ended June 30, 2006 and separate unaudited condensed consolidated statements of cash flows of FMI and TUG for the six months ended June 30, 2006. FMI and TUG are each considered to be a predecessor company. Under generally accepted accounting principles in the United States (“GAAP”), it is not acceptable to combine their historical operations, as there was no common control or management prior to the November 8, 2006 acquisition of these companies. We believe the following discussion of operating results to be acceptable for GAAP purposes and meaningful to understanding of our business. The financial information presented is not necessarily indicative of the future financial position or future results of operations of the consolidated enterprise.

Acquisitions

The Company is a reporting company under the Exchange Act, and its common stock is quoted on the NASD’s Over-the-Counter Bulletin Board. The Company was formed as a Nevada corporation on February 25, 2004, under the name “Aerobic Creations, Inc.” The Company’s initial business plan was to produce and sell aerobics workout DVDs.

The Company reincorporated as a Delaware corporation in August 2006 through a migratory merger. Prior to the acquisition of MLI (which we refer to as the merger), the Company did not have any meaningful business operations. Prior to the merger, R&R Biotech Partners, LLC, an affiliate of Rodman & Renshaw, LLC, the Company’s placement agent, and Arnold Kling, acquired shares of the Company’s common stock in private placements, both from then existing stockholders and directly from the Company, as a result of which they became the owners of approximately 92.4% of its issued and outstanding capital stock prior to the merger.

As a result ofthe merger, MLI became a wholly-owned subsidiary of the Company and the security holders of MLI received an aggregate of 1,451,000 restricted shares of the Company’s common stock representing approximately 85.5% of the Company’s outstanding common stock immediately after the merger and prior to the financings. Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. The acquisition was accounted for as a reverse acquisition whereby MLI was deemed to be the “accounting acquirer.” Additionally, upon the effectiveness of the merger, the Company’s then existing officers and directors were replaced by individuals associated with MLI. Upon the effectiveness of the merger and prior to the financings and the acquisitions, security holders holding 85.5% of the Company’s then outstanding common stock voted, by written consent, to amend and restate its certificate of incorporation, to, among other things, change the Company’s corporate name from Aerobic Creations, Inc. to Summit Global Logistics, Inc. and effect the reverse split, as described below. In addition, the Company’s security holders voted to approve certain executive compensation arrangements and to adopt a new stock incentive plan and certain other benefit plans (as described herein). On January 29, 2007, the Company filed a definitive information statement with the Securities and Exchange Commission under Regulation 14C of the Exchange Act with respect to these stockholder consents. The actions taken by the consent became effective on or around February 20, 2007, 20 days after mailing an information statement in compliance with Regulation 14C to its security holders.

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

As a key part of our growth strategy, and with the approval of our current creditors, we expect to seek to acquire additional asset-light logistics providers and freight forwarders. We believe there are attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants’ needs for capital and their owners’ desires for liquidity. We intend to pursue a strategic acquisition program to consolidate and enhance its position in its current market and to acquire operations in new markets.

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

Discussion of Operating Results

The following discussion of operating results explains material changes in results of operations for the unaudited consolidated and combined companies for the three and six months ended June 30, 2007 and 2006. The discussion should be read in conjunction with the financial statements and related notes and financial information included elsewhere in this report.

Maritime merged with a wholly owned subsidiary of Aerobic Creations, Inc. (“Aerobic”) on November 8, 2006. On February 20, 2007, Aerobic changed its name to Summit Global Logistics, Inc. (“Summit”). Maritime, the accounting acquirer was formed on February 6, 2006, which is the date of inception of our consolidated entity.

The financial information of Summit reflects the unaudited condensed consolidated results of operations of Summit Global Logistics Inc. and subsidiaries for the three and six month ended June 30, 2007. The financial information of Summit for the three months ended June 30, 2006 and for the period from February 6, 2006 (date of inception) to June 30, 2006 reflects the unaudited condensed consolidated results of operations of Maritime, the accounting acquirer and subsidiary acquired by Summit on November 8, 2006.

On November 8, 2006, FMI was acquired by Maritime, a subsidiary of Summit. FMI is a predecessor company. The financial information of FMI reflects the results of operations of FMI Holdco I LLC and Subsidiary prior to the date of the merger.

On November 8, 2006, TUG Logistics Inc. and Affiliates was acquired by Maritime, a subsidiary of Summit. TUG Logistics Inc. is a predecessor company. The financial information of TUG reflects the results of operations of the TUG entities acquired prior to the date of the merger.

Seamaster Logistics Inc. (“SLI”), a wholly-owned subsidiary of Maritime, was formed in August 2006 in the State of Delaware. SLI is licensed in the United States as an ocean transportation intermediary. SLI acquired the entire capital of Seamaster Logistics (Holding) Limited (“SLHL”), a Hong Kong/China-based, asset-light, ocean transportation intermediary and logistics provider with offices in Hong Kong and an exclusive agency network in the People’s Republic of China.

In December 2006, the provincial authority in Shanghai in the People’s Republic of China (“PRC”) approved the establishment of Seamaster Logistics (Shanghai) Ltd., a wholly-foreign-owned enterprise, or WFOE, under newly adopted rules in the PRC permitting foreign corporations to own and operate companies in the PRC. The approval was subject to the WFOE obtaining a business license from the Shanghai provincial authority, which was received in January 2007. During 2007, through our WFOE, we established offices at major transportation centers in the PRC. SLI, our subsidiary, has an exclusive agency agreement with Seamaster Logistics (China) Ltd., a Chinese company, (“Seamaster China”). We may acquire the Shanghai office of Seamaster China. Seamaster China has a Class A license as an international freight forwarding agent in Shanghai. The Company believes that Seamaster China is a variable interest entity (“VIE”). Under GAAP, Seamaster China is consolidated in the financial statements effective April 1, 2007. SLI, SLHL, Seamaster (Shanghai) Ltd., and Seamaster China are collectively referred to as Seamaster.

Geographic Operating Results.

We manage our business through three geographic areas comprised of the Americas and Asia Pacific, which offer similar products and services. Each geographic area is managed regionally by executives who are directly accountable to and maintain regular contact with our Chief Executive Officer to discuss operating activities, financial results, forecasts and plans for each geographic region. For reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services are attributed to the country where the services are performed. Summit’s unaudited consolidated revenues and operating income for the three and six months ended June 30, 2007 and 2006 are set forth in the following table (in millions):

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

Revenues:
Americas	$25.5	$.5
Asia Pacific	43.6	—

	$69.1	$.5

Net income (loss):
Americas	$—	$(.1)
Asia Pacific	.5	—
Corporate costs	(9.2)	—

	$(8.7)	$(.1)

	Six Months Ended June 30, 2007	February 6, 2006 (date of inception) to June 30, 2006

Revenues:
Americas	$50.8	$.5
Asia Pacific	64.4	—

	$115.2	$.5

Net loss:
Americas	$(1.1)	$(.1)
Asia Pacific	.9	—
Corporate costs	(16.6)	—

	$(16.8)	$(.1)

Three months ended June 30, 2007 compared with the prior period and predecessor three months ended June 30, 2006. For the three months ended June 30, 2007 and 2006, the results of operations of each of the separate companies are shown in the following table and significant changes are discussed below (in millions):

	Three Months Ended June 30,

	2007	2006	Change	%

Revenues:
Summit	$69.1	$.5	$68.6
FMI	—	24.8	(24.8)
TUG	—	24.6	(24.6)

	69.1	49.9	(19.2)	38.5%
Revenues less direct expenses (Gross profit):
Summit	8.5	.1	8.4
FMI	—	5.2	(5.2)
TUG	—	2.7	(2.7)

	8.5	8.0	0.5	6.3%
Selling, general and administrative:
Summit	10.3	.2	10.1
FMI	—	2.9	(2.9)
TUG	—	1.2	(1.2)

	10.3	4.3	6.0	137.2%
Depreciation and amortization:
Summit	1.9	—	1.9
FMI	—	1.2	(1.2)
TUG	—	—	—

	1.9	1.2	0.7	59.0%
Interest and finance charges:
Summit	6.7	—	6.7
FMI	—	1.5	(1.5)
TUG	—	—	—

	6.7	1.5	5.2	346.7%
Other income (expense):
Summit	(1.6)	—	(1.6)
FMI	—	—	—
TUG	—	—	—

	(1.6)	—	(1.6)	100.0%
Income tax (benefit) provision:
Summit	(3.3)	—	(3.3)
FMI	—	—	—
TUG	—	0.2	(0.2)

	(3.3)	0.2	(3.5)	(1750)%
Net (loss) income:
Summit	(8.7)	(.1)	(8.6)
FMI	—	(0.4)	0.4
TUG	—	1.3	(1.3)

	$(8.7)	$0.8	$(9.5)	(1187)%

Revenues

•

SUMMIT– Revenues were $69.1 million for the three months ended June 30, 2007 compared to $0.5 million for the three months ended June 30, 2006. Summit acquired FMI and TUG on November 8, 2006. In April 2007, Summit actively started its operations in the PRC through its subsidiaries and VIE, which are referred to as Seamaster. The revenues for the three months ended June 30, 2007 consist primarily of the revenues generated by FMI, TUG and Seamaster, which amounts to $24.7 million, $28.0 million and $14.7 million, respectively.

•

FMI - Revenues were $24.8 million for the three months ended June 30, 2006. On November 8, 2006, FMI was acquired by Maritime, a subsidiary of Summit. On a comparative basis, revenues for the three months ended June 30, 2007 decreased by $0.1 million or 0.3%. This decrease is due to the loss of warehouse accounts, decreasing revenue from cargo handling.

•

TUG - Revenues were $24.6 million for the three months ended June 30, 2006. On November 8, 2006, TUG was acquired by Maritime, a subsidiary of Summit. On a comparative basis, revenues for the three months ended June 30, 2007 increased by $3.4 million or 13.8%. This increase is due to (i) an increase in containerized cargo freight management movements related to the continued expansion of business to the United States’ East and Gulf Coasts from Asia, including the opening of a New York office during 2006, and (ii) general market growth.

Revenues less direct expenses (Gross profit)

•

SUMMIT - Gross profit was $8.5 million for the three months ended June 30, 2007 compared to $0.1 million for the three months ended June 30, 2006. Gross profit for the three months ended June 30, 2007 consists primarily of the gross profits of FMI, TUG and Seamaster which was $3.6 million, $2.4 million and $1.7 million, respectively. FMI, TUG and Seamaster gross profit as a percentage of revenue are 17.3%, 6.1% and 11.7%, respectively.

•

FMI - Gross profit was $5.2 million for the three months ended June 30, 2006. On a comparative basis, gross profits for the three months ended June 30, 2007 decreased by $1.6 million or 30.8%. On a comparative basis, gross profit as a percent of revenue decreased from 20.9% in the three months ended June 30, 2006 compared to 17.3% for the three months ended June 30, 2007. This decrease and the lower gross profit margin is due to the loss of warehousing revenue accounts reducing the overall contribution factor on the fixed cost of the building.

•

TUG - Gross profit was $2.7 million for the three months ended June 30, 2006. On a comparative basis, gross profits for the three months ended June 30, 2007 decreased by $1.0 million or 38.0%; and gross profit as a percent of revenue decreased from 10.9% to 6.1%. This decrease is due to an increase in ocean freight costs including peak season charges and lower margin on co-load business, which could not be fully passed on to our customers.

Selling, general and administrative expenses

•

SUMMIT - Selling, general and administrative (“SG&A”) expenses were $10.3 million for the three months ended June 30, 2007, compared to $0.2 million for the three months ended June 30, 2006. During the three months ended June 30, 2007 the unaudited condensed consolidated SG&A expenses of $10.3 million consists principally of salaries and benefits of $4.7 million, stock based compensation of $0.2 million, professional fees of $2.7 million, office expenses of $0.9 million, and other SG&A expenses of $1.8 million.. During the three months ended June 30, 2007, the amount of SG&A expenses related to FMI, TUG and Seamaster were $2.9 million, $1.6 million and $1.5 million, respectively.

• FMI - SG&A expenses were $2.9 million for the three months ended June 30, 2006. On a comparative basis, SG&A expenses for the three months ended June 30, 2007 remained the same.

•

TUG - SG&A expenses were $1.2 million for the three months ended June 30, 2006. On a comparative basis, SG&A expenses for the three months ended June 30, 2007 increased by $0.4 million or 35.4% The increase was primarily driven by an increase in staff and other cost to service its business expansion into the United States’ East (Atlanta office) and Gulf coasts.

Depreciation and amortization

•

SUMMIT – Depreciation and amortization expenses of $1.9 million for the three months ended June 30, 2007 reflects the consolidated operations of Summit Global Logistics Inc. and Subsidiaries. The amount for the three months ended June 30, 2007 includes the depreciation and amortization of FMI and TUG of $1.7 million and $0.2 million, respectively.

•

FMI – Depreciation and amortization expenses were $1.2 million for the three months ended June 30, 2006. On a comparative basis, depreciation and amortization expenses for the three months ended June 30, 2007 increased by $0.5 million or 38.1%. This increase is primarily due to amortization of revalued intangible assets adjusted to its fair value at the date of the acquisition in November 8, 2006.

Interest and finance charges

•

SUMMIT – Interest and finance charges of $6.7 million for the three months ended June 30, 2007 relates principally to the senior secured credit facility obtained and the convertible notes issued to finance acquisitions of FMI and TUG on November 8, 2006. In connection with the restructuring on May 21, 2007, the interest rates related to the senior secured debt and convertible notes were increased by approximately 50 basis point on average, which we anticipate will result in higher interest expense in future periods.

• FMI – Interest and finance charges was $1.5 million for the three months ended June 30, 2006. The credit facility of FMI was fully paid at the date of their merger with Summit.

Other income (expense)

• SUMMIT – Other expense of $1.6 million is principally due to the loss in fair value of derivative instruments. Our derivative instruments include embedded discounts on convertible notes and warrants.

Income tax (benefit) provision

•

SUMMIT - Income tax benefit of $3.3 million for the three months ended June 30, 2007 is 27.5% of the loss before income tax (benefit) provision. The effective tax rate differs from the statutory federal income tax rate of 34% due to permanent differences and state income taxes.

Net income (loss)

•

SUMMIT - Net loss of $8.7 million for the three months ended June 30, 2007 reflects the consolidated operations of Summit Global Logistics, Inc. and Subsidiaries (including the acquired companies and our VIE). The loss reflects, in part, increased SG&A expenses consisting primarily of salaries and benefits, corporate office overhead, increased interest expense and loss on fair value of derivative instruments, partially offset by an income tax benefit of $3.3 million.

•

FMI - Net loss was $0.4 million for the three months ended June 30, 2006. On a comparative basis, FMI’s net loss without reallocation of corporate expenses for the three months ended June 30, 2007 was $0.3 million or a decrease of $0.1 million. The loss is due to a reduction of revenue and gross profit.

•

TUG - Net income was $1.3 million for the three months ended June 30, 2006. On a comparative basis, TUG’s net loss without reallocation of corporate expenses for the three months ended June 30, 2007 is $0.1 million, a decrease of $1.4 million. This decrease was primarily caused by business expansion into the United States’ East and Gulf coasts offset by increased costs related to the expansion.

Six months ended June 30, 2007 compared with the prior period and predecessor six months ended June 30, 2006. For the six months ended June 30, 2007 and 2006, the results of operations of each of the separate companies are shown in the following table and significant changes are discussed below (in millions):

	Six months Ended June 30,

	2007	2006	Change	%

Revenues:
Summit	$115.2	$.5	$114.7
FMI	—	52.7	(52.7)
TUG	—	41.0	(41.0)

	115.2	94.2	21.0	22.2%
Revenues less direct expenses (Gross profit):
Summit	14.9	.1	14.8
FMI	—	12.0	(12.0)
TUG	—	4.3	(4.3)

	14.9	16.4	(1.5)	(9.2)%
Selling, general and administrative:
Summit	19.0	.2	18.8
FMI	—	6.2	(6.2)
TUG	—	2.4	(2.4)

	19.0	8.8	10.2	115.9%
Depreciation and amortization:
Summit	3.6	—	3.6
FMI	—	2.3	(2.3)
TUG	—	—	—

	3.6	2.3	1.3	56.5%
Interest and finance charges:
Summit	11.6	—	11.6
FMI	—	2.8	(2.8)
TUG	—	—	—

	11.6	2.8	8.8	314.3%
Registration rights expense:
Summit	3.0	—	3.0
FMI	—	—	—
TUG	—	—	—

	3.0	—	3.0	100.0%
Other income (expense):
Summit	0.3	—	0.3
FMI	—	—	—
TUG	—	—	—

	0.3	—	0.3	100.0%
Income tax (benefit) provision:
Summit	(5.2)	—	(5.2)
FMI	—	0.1	(0.1)
TUG	—	0.3	(0.3)

	(5.2)	0.4	(5.6)	(1400)%
Net income (loss):
Summit	(16.8)	(.1)	(16.7)
FMI	—	0.6	(0.6)
TUG	—	1.6	(1.6)

	$(16.8)	$2.1	$(18.9)	(900)%

Revenues

•

SUMMIT - Revenues of $115.2 million for the six months ended June 30, 2007 compared to $0.5 million in the prior period from February 6, 2006 (date of inception) to June 30, 2006. Summit acquired FMI and TUG on November 8, 2006. In April 2007, Summit actively started its operations in the PRC through its subsidiaries and VIE, which are referred to as Seamaster. The revenues for the six months ended June 30, 2007 consist primarily of the revenues generated by FMI, TUG, Seamaster and AmeRussia, which were $49.3 million, $48.8 million, $14.7 million and $1.4 million, respectively.

•

FMI - Revenues were $52.7 million for the six months ended June 30, 2006. On November 8, 2006, FMI was acquired by Maritime, a subsidiary of Summit. On a comparative basis, revenues for the six months ended June 30, 2007 decreased by $3.4 million or 6.4%. This decrease is due to the loss of warehouse accounts decreasing the revenue from cargo handling.

•

TUG - Revenues were $41.0 million for the six months ended June 30, 2006. On November 8, 2006, TUG was acquired by Maritime, a subsidiary of Summit. On a comparative basis, revenues for the six months ended June 30, 2007 increased by $7.8 million or 18.9%. This increase is due to (i) an increase in containerized cargo freight management movements related to the continued expansion of business to the United States’ East and Gulf Coasts from Asia, including the opening of a New York office during 2006, and (ii) general market growth.

Revenues less direct expenses (Gross profit)

•

SUMMIT - Gross profit was $14.9 million for the six months ended June 30, 2007 compared to $0.1 million in the prior period from February 6, 2006 (date of inception) to June 30, 2006. In 2006, Summit through Maritime was a newly formed entity. In 2007, the gross profit of Summit consists primarily of the gross profits of FMI, TUG, Seamaster and AmeRussia of $8.2 million, $4.6 million, $1.7 million and $0.3, respectively.

•

FMI - Gross profit was $12.0 million for the six months ended June 30, 2006. On a comparative basis, gross profits for the six months ended June 30, 2007 (which is included in Summit’s results) was $8.2 million, a decrease of $3.8 million or 31.9%. On a comparative basis, gross profit as a percent of revenue decreased from 22.7% in the six months ended June 30, 2006 compared to 16.5% for the six months ended June 30, 2007. This decrease and the lower gross profit margin is due to the loss of warehousing revenue accounts reducing the overall contribution factor on the fixed cost of the building.

•

TUG - Gross profit was $4.3 million for the six months ended June 30, 2006. On a comparative basis, gross profits for the six months ended June 30, 2007 (which is included in Summit’s results) was $4.6 million, an increase of $0.3 million or 6.8%. Gross profit as a percent of revenue decreased from 10.5% to 9.4%. This decrease is due to the increase in ocean freight costs including peak season charges and lower margin on co-load business, which could not be fully passed on to our customers.

Selling, general and administrative expenses

•

SUMMIT - Selling, general and administrative (“SG&A”) expenses were $19.0 million for the six months ended June 30, 2007, compared to $0.2 million for the period from February 6, 2006 (date of inception) to June 30, 2006. In 2006, Summit through Maritime was a newly formed entity. During the six months ended June 30, 2007, Summit’s unaudited condensed consolidated SG&A expenses consist principally of salaries and benefits of $9 million, stock based compensation of $ 1.3 million, professional fees of $4.2 million, office expense of $1.8 million, and other SG&A expenses of $2.7 million. During the six months ended June 30, 2007, the amount of SG&A expenses related to FMI, TUG, Seamaster and AmeRussia were $5.8 million, $3.2 million, $1.7 million and $0.5 million, respectively.

• FMI - SG&A expenses were $6.2 million for the six months ended June 30, 2006. On a comparative basis, SG&A expenses for the six months ended June 30, 2007 decreased by $0.4 million or 5.0%.

•

TUG - SG&A expenses were $2.4 million for the six months ended June 30, 2006. On a comparative basis, SG&A expenses for the six months ended June 30, 2007 increased by $0.8 million or 32.2%. The increase was primarily driven by an increase in staff and other costs to service its business expansion into the United States’ East and Gulf coasts.

Depreciation and amortization

•

SUMMIT – Depreciation and amortization expenses of $3.6 million for the six months ended June 30, 2007 is due to the consolidated operations of Summit Global Logistics Inc. and Subsidiaries. The amount includes the depreciation and amortization of FMI and TUG of $3.2 million and $0.4 million, respectively.

•

FMI – Depreciation and amortization expenses were $2.3 million for the six months ended June 30, 2006. On a comparative basis, depreciation and amortization expenses for the six months ended June 30, 2007 increased by $0.9 million or 39.2%. This increase is primarily due to amortization of revalued intangible assets adjusted to its fair value at the date of the acquisition in November 8, 2006.

Interest and finance charges:

•

SUMMIT – Interest and finance charges of $11.6 million for the six months ended June 30, 2007 is principally due to the senior secured credit facility obtained and the convertible notes issued to finance the acquisitions of FMI and TUG on November 8, 2006. In connection with the restructuring on May 21, 2007, the interest rates related to the senior secured debt and convertible notes was increased by approximately 50 basis points, on average, which we anticipate will result in higher interest expense in future periods.

• FMI – Interest and finance charges were $2.8 million for the six months ended June 30, 2006.The credit facility of FMI was fully paid at the date of their acquisition.

Registration rights expense

•

SUMMIT – Registration rights expense of $3.0 million for the six months ended June 30, 2007 is due to the failure to meet the registration provision with the convertible note holders and the private placement common stock purchasers during the first quarter of 2007. If our registration statement filed on June 20, 2007 is not deemed effective by September 18, 2007, we will incur substantial registration penalties.

Other income (expense)

• SUMMIT – Other income of $0.3 million is principally due to interest income and the change in fair value of derivative instruments which include embedded discounts on convertible notes and warrants.

Income tax (benefit) provision

•

SUMMIT - Income tax benefit of $5.2 million for the six months ended June 30, 2007 is 23.7% of the loss before income tax benefit. The effective tax benefit rate differs from the statutory federal income tax rate of 34% due to permanent differences and state income taxes.

Net income (loss)

•

SUMMIT - Net loss of $16.8 million for the six months ended June 30, 2007 reflects the consolidated operations of Summit Global Logistics Inc. and Subsidiaries (including the acquired companies and our VIE). The loss reflects, in part, increased SG&A expenses, consisting primarily of salaries and benefits, corporate office overhead, interest expense and registration rights expense.

•

FMI- Net income was $0.6 million for the six months ended June 30, 2006. On a comparative basis, FMI’s net loss for the six months ended June 30, 2007 (which is included in Summit’s results) without reallocation of corporate overhead is $1 million, a decrease of $1.6 million. This decrease is attributable to FMI’s decreased gross profit.

•

TUG - Net income was $1.6 million for the six months ended June 30, 2006. On a comparative basis, TUG net income for the six months ended June 30, 2007 (which is included in Summit’s results) without reallocation of corporate overhead is $1 million, a decrease of $0.5 million. This decrease was primarily caused by lower gross profit margin and the increase in SG&A expenses due to the expansion of its business in the United States East and Gulf Coasts.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of approximately $13.4 million (including restricted cash of $3.4 million) and working capital of $19.3 million, compared with cash and cash equivalents of $15.8 million (including restricted cash of $4.0 million) and working capital of $20.7 million, at December 31, 2006. The decrease of $2.4 million in our cash and cash equivalents during the six months ended June 30, 2007, is a result of our use of cash in our operating activities of $10.8 million, use of cash in our investing activities of $1.4 million and cash provided by our financing activities of $9.8 million, consisting primarily of proceeds from the sale of additional convertible notes and the restructuring of existing convertible notes on May 21, 2007. The decrease of $1.4 million in our working capital was primarily attributable to the increase in our accounts payable and accrued expenses. The payment of interest under our restructured convertible notes has been deferred until June 2008.

As of June 30, 2007, we did not meet certain financial covenants under our senior secured credit facility and convertible debt. We obtained, as of July 30, 2007, waivers of these defaults. As disclosed below, we have failed in the past to meet certain of the financial covenants under our senior secured credit facility and convertible debt. While we were able to obtain waivers from our senior secured lender and note holders with respect to the most recent default, our failure to meet the financial covenants constituted an event of default under the operative loan documents, which could have resulted in an acceleration of our senior secured and convertible note indebtedness and our lenders foreclosing on our assets. We cannot be certain that we will be able to comply with our financial covenants in the future. If we are unable to comply with the financial covenants contained in our credit documents, there could be a material adverse effect on our business, financial condition and results of operations.

Due to our prior failure to meet certain financial covenants under our senior secured credit facility and convertible debt at December 31, 2006, the terms of the revolving loan portion of our senior credit facility were amended so as to make advances under our $10 million facility subject to the discretion of the lender. Accordingly, we do not currently have any availability under our $10 million revolving credit facility, which could have a material adverse effect on us if we should need additional external sources of liquidity. If we should require additional liquidity and are unable to access our revolving credit facility (or if we are unable to secure additional sources of liquidity), there would be a material adverse effect on our business and financial condition, including a potential default under our credit facility. Our senior lenders have a secured interest in all of our assets. In the event of a default, our senior lenders could accelerate our borrowings and foreclose on our assets.

As disclosed above, as of June 30, 2007, we did not meet certain financial covenants under our senior secured credit facility and convertible notes (relating primarily to the attainment of specified EBITDA targets and maintenance of prescribed ratios of debt to trailing twelve month EBITDA (as defined)). We have, effective as of July 31, 2007, obtained limited waivers of these defaults from our senior secured lender and note holders. We are currently negotiating with our senior secured lenders and our note holders to revise our financial covenants so that they are better aligned with our historical and anticipated financial results. We may incur substantial expense and be subject to other material detriments in order to induce the senior secured lenders and note holders to revise our financial covenants. If we are unable to secure a revision of our financial covenants, there may be a further event of default under our senior secured credit facility and convertible notes, in which case, there would likely be a material adverse effect on our business, financial condition and results of operations.

Based on our expectation that (i) our business will generate sufficient operating cash flow; (ii) our lenders do not sweep all excess cash from our accounts at year-end as permitted under our credit facilities, and (iii) our capital expenditures will not exceed budgeted amounts, we expect we have sufficient working capital to meet our planned operations for the next twelve months.

Our access to additional sources of liquidity is dependent upon, among other things, the support of our senior lenders. The terms of our senior credit facility, notes and long-term leases require that we comply with certain financial and other covenants and restrictions which limit our activities, including securing additional funding. We may however seek debt or equity financings, in public or private transactions. There can be no assurances that additional equity or debt financing will be available on acceptable terms, if at all. Our potential sources of long-term liquidity (beyond twelve months), include our then current cash balances (if any), any cash flows from operations, our current credit facility, though we currently have no availability there under, and any additional equity or credit facilities we can arrange. We cannot be certain as to the availability of sufficient sources of long-term liquidity. If we obtain additional funds by issuing equity securities, dilution to stockholders may occur, and conversion rate adjustments and/or anti-dilution provision in our notes and warrants may apply that could adversely affect our stockholders. If we are not able to generate sufficient cash flow from our operations to meet our obligations under the senior credit facility, notes, leases and earn-out payments, then we will be required to use our capital for such payments and may be required to refinance all or a portion of such obligations or obtain additional financing. This will negatively impact our liquidity and financial position and restrict our ability to make additional acquisitions. We may also be forced to sell an acquired company in order to satisfy our obligations. We cannot be certain that we will be able to operate profitably once we sell an acquired company or that we will be able to generate a sufficient amount of proceeds from the disposition of such acquired companies to satisfy the obligations we incurred to make these acquisitions.

We will require additional working capital in the future to fund our growth. We anticipate that we will be able to obtain access to additional sources of equity and debt financing, but can provide no assurance that additional funds will be available, or if available, on commercially acceptable terms or in a timely manner to enable us to continue our operations in the normal course. As disclosed elsewhere herein, our covenants in connection with our agreements with our senior secured creditor and note holders limit our ability to raise more debt or capital. See “Contractual Obligations -Senior Credit Facility” for more information.

We invested approximately $6 million in our operations in Asia Pacific through Seamaster Logistics (Shanghai) Ltd. and our exclusive agency agreement with Seamaster Logistics (China) Ltd. for working capital and capital expenditures.

We anticipate that our capital expenditures for the remainder of 2007 will be approximately $2 million, comprised of additional office equipment, the replacement of current warehouse equipment, leasehold improvements, and information technology.

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

Revenue Recognition

Air and Ocean Freight Services. Revenue is recognized at the time of shipment. The Company recognizes revenue on air and ocean freight services on a gross basis, in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Reporting Revenue Gross versus Net”, as a result of the following: the Company is the primary obligor responsible for providing the service desired by our customer and are responsible for fulfillment, including the acceptability of the services ordered by the customer. The Company, at its sole discretion, sets the prices charged to our customers, and is not required to obtain approval or consent from any other party in establishing our prices. The Company has multiple suppliers for the services we provide our customers and has the absolute and complete discretion and right to select the supplier that best serves our customer needs. In most cases, the Company determines the nature, type, characteristics, and specifications of the services ordered by the customer. The Company also assumes credit risk for the amount billed to the customer.

Customs Brokerage. Revenue is recognized when the necessary documentation for customs clearance has been completed. This revenue is generated by the fees charged for providing customs brokerage services. Reimbursement for the disbursements made on behalf of a customer (principally custom duty) is recorded as a reduction of expenses incurred in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket Expenses Incurred”.

Logistics Services. Revenue for warehouse and distribution services is recognized at the time of receipt or at the time of shipment based on services provided. Storage charges are recognized on a monthly basis. Revenue for domestic transportation services is recognized at the time of cargo receipt.

Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-02, “The Meaning of Conventional Convertible Debt Instruments”, in EITF 00-19.

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

Stock-Based Incentive Plans

SFAS No. 123R “Share-Based Payments” (“SFAS 123R”), requires all share-based payments to employees and non-employee directors, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values. The Company adopted SFAS 123R, in accounting for share-based compensation granted under the 2006 Equity Incentive Plan. For stock options settled in stock, compensation is measured on the grant date using valuation models. For restricted stock units (“RSU”) and performance stock awards (“PSA”) settled in stock, compensation is measured on the grant date using the fair values of the Company’s common stock. Compensation expense is recognized for each separately vesting portion of the award as it is vested. For stock appreciation rights (“SAR”) settled in stock, compensation expense is initially measured on the grant date using a valuation model. For cash settled options and SARs, compensation expense is recorded over the vesting period and changes in the fair value between the date of grant and through when the cash settled options and SARs are exercised are recognized as compensation expense. For the PSAs, every reporting period until vesting, the cash settled portion is revalued using valuation models and the stock settled portion is adjusted for any change in the number of shares expected to be issued based on the performance criteria. Any change in fair value is recognized as compensation expense.

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46(R)”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which was subsequently revised in December 2003. Generally a variable interest entity, or VIE, is an entity with one or more of the following characteristics, (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46(R) requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary, as is applicable to the Company’s circumstances with Seamaster Logistics (China) Ltd, is Seamaster Logistics (Holdings) Ltd. The Company has adopted FIN 46(R) effective April 1, 2007.

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business that will require substantial future payments. The following table illustrates the contractual obligations (in thousands) of the operating companies as of June 30, 2007:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term-debt	$52,000	$7,000	$16,000	$29,000	$—

Interest on long-term debt	16,812	5,258	8,033	3,521	—

Capital leases	1,506	843	606	57	—

Interest on capital leases	90	66	22	2	—

Operating leases	54,653	14,261	23,299	13,685	3,408

Purchase Obligations	136	136	—	—	—

Contractual obligations and other loans	97,324	—	—	97,324	—

	$222,521	$27,564	$47,960	$143,589	$3,408

Senior Secured Credit Facility

On November 8, 2006, as part of the financing for the acquisitions, we obtained a senior secured credit facility from a financial institution and certain other lenders, consisting of (i) a $10 million revolver and (ii) a $55 million term loan. Our senior secured credit facility has a five-year term and we paid a two percent up front closing fee. Revolving loans that constitute reference rate loans will bear interest at a rate per annum equal to two (2%) percent plus the greater of (i) the reference rate then in effect and (ii) six (6%) percent. Revolving loans that constitute LIBOR rate loans will bear interest at a rate per annum equal to three (3%) percent plus the greater of (i) the LIBOR rate then in effect and (ii) four (4%) percent. Term loans that constitute reference rate loans will bear interest at a rate per annum equal to the applicable margin plus the greater of (i) the reference rate then in effect and (ii) six (6%) percent. Term loans that constitute LIBOR rate loans will bear interest at a rate per annum equal to the applicable margin plus the greater of (i) the LIBOR rate then in effect and (ii) four (4%) percent. Until the agent under the senior credit facility receives our financial statements following the last day of the fourth full fiscal quarter after November 8, 2006, prior to the amendment of our senior secured credit facility, the applicable margin was equal to the greater of (i) the amount determined as set forth in the grid below based on the ratio of our Net Senior Debt to EBITDA for the immediately preceding twelve (12) month period ending as of the last day of each fiscal quarter prior thereto and (ii) four and one quarter (4.25%) percent per annum. Thereafter, on a quarterly basis, the applicable margin shall be reset based upon the following grid:

Net Senior Debt/ TTM(1) EBITDA	Applicable Margin (LIBOR Rate Loans)	Applicable Margin (Reference Rate Loans)

>3.0x	4.75%	3.75%
> 2.5x <= 3.0x	4.50%	3.50%
> 2.0x <= 2.5x	4.25%	3.25%
> 1.5x <=2.0x	4.00%	3.00%
<= 1.5x	3.75%	2.75%

(1)	TTM is an abbreviation for trailing twelve months

The applicable margins were increased in connection with the restructuring described below under the caption “Amendments to Senior Secured Credit Facility”.

Upon the occurrence and during the continuation of an event of default, the interest rate(s) then in effect with respect to the obligations under the senior credit facility will be increased by three percent (3%) per annum.

The revolver unused line fee equals one-half of one percent (0.50%) per annum calculated upon the amount by which the total revolving credit commitments exceeds the sum of the average daily principal balance of the outstanding revolving loans plus the average daily undrawn amount of all letters of credit for the immediately preceding month, payable monthly. The revolver includes a letter of credit line of up to an aggregate amount of $7.0 million. The letter of credit fee is three percent (3.00%) per annum on the average daily maximum amount available to be drawn under all of such letters of credit, payable monthly. We are also responsible for any additional third-party letter of credit issuer fees and/or cash collateral requirements. The servicing fee equals $25, payable quarterly in advance.

Our senior secured credit facility is secured by a first priority security interest in substantially all of our existing and future assets and the other borrowers that are party to the senior credit facility, including all of their plant property and equipment and accounts receivable, and the proceeds thereof (subject to permitted liens). In addition to the scheduled quarterly term loan principal payments, we are required to make an annual principal payment each year in an amount equal to fifty percent (50%) of excess cash flow for the immediately preceding fiscal year. Excess cash flow is generally defined as our EBITDA for the applicable period less consolidated net interest expense less the cash portion of capital expenditures made during such period less scheduled cash principal payments made on account of debt during such period less all cash prepayments on account of our senior secured credit facility (other than payments on account of revolving loans that do not permanently reduce the revolving commitments by the amount of such payment(s)) during such period less income taxes paid or accrued during such period less special incentive bonuses, earn-outs and deferred payments of purchase price for the acquisitions permitted to be consummated under the senior credit facility made during such period less any closing fee, loan servicing, unused line fee, letter of credit fee and prepayment fee paid during such period. The excess cash flow payments shall be applied to the term loan, in inverse order of maturity. Our credit facility will contain affirmative and negative covenants, and financial covenants customarily found in loan agreements for similar financings including, but not limited to, (i) a minimum earnings before interest, taxes, depreciation and amortization referred to as EBITDA covenant measured on a trailing twelve months basis, referred to as TTM, (ii) a maximum total senior debt outstanding to TTM EBITDA ratio covenant, (iii) a minimum fixed charge coverage ratio covenant, (iv) a maximum capital expenditure covenant, and (v) key man provisions with respect to members of management. An early termination fee is due if we terminate the senior credit facility for any reason (other than as described below) prior to the third anniversary of such effective date and is payable as follows: (i) two percent (2%) of the total loan commitment if we terminate the senior credit facility on or prior to the second anniversary of the effective date of the senior credit facility and (ii) one percent (1%) of the total loan commitment if we terminate the senior credit facility after the second anniversary of such effective date and on or prior to the third anniversary of such effective date. As of November 8, 2007 we may use up to $20.0 million of the cash proceeds from the issuance or sale of common equity to prepay the term loans under the senior credit facility and such prepayment will not be subject to a prepayment fee.

The deferred financing cost in connection with the senior secured credit facility amounted to approximately $6,194. This cost will be amortized and charged to expense over the next five years.

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

Amendments to senior secured credit facility

On May 21, 2007, in connection with restructuring the senior secured credit facility, the Company agreed to (i) pay the senior secured creditor $265, (ii) an increase in the interest rate on the loan facilities, and (iii) a modification of the financial covenants. In exchange, the lenders waived all declared events of default. As part of restructuring the debt of the Company, the senior secured credit facility was amended to increase the applicable margins by 0.50%. Under the amended credit facility, the applicable margins per annum on LIBOR rate loans now range from 3.75% to 5.25% and for reference rate loans from 2.75% to 4.25% subject to the condition that the applicable margin will not be less than 5.25% during the period from May 21, 2007 until the financial statements are delivered to agent after the last day of the fourth full fiscal quarter after the effective date, as defined.

In addition, on and after May 21, 2007, as part of the restructuring of the debt of the Company, the Company agreed that the senior secured lenders have no obligation to make any revolving loans to the Company under the revolving loan facility, but may do so at their discretion.

Convertible Notes and Warrants

To finance the acquisitions, Maritime Logistics entered into a securities purchase agreement with certain investors, pursuant to which the investors agreed to purchase (i) secured notes in an aggregate principal amount of $65.0 million, which notes were originally convertible at the option of the holder into shares of our common stock at an initial price equal to $11.00 per share (subject to adjustment) and (ii) warrants to acquire in the aggregate up to 40% of the number of shares of common stock issuable upon conversion of the notes, exercisable until the fifth anniversary of November 8, 2006 at an original initial exercise price equal to $11.00 per share (subject to adjustment) referred to herein as the note financing. On November 8, 2006, after the recapitalization, we entered into a joinder agreement and pursuant to which we assumed the Maritime Logistics obligations under the securities purchase agreement and consummated the note financing. The Conversion and exercise prices of the notes and warrants, respectively, have been reduced in connection with the restructuring described below under the caption “Restructured convertible notes”.

The notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. Until the holders of the notes receive our consolidated financial statements following the last day of the fourth full fiscal quarter after November 8, 2006, the original applicable margin was equal to the greater of (i) the amount determined as set forth in the grid below based on the ratio of Net Senior Debt to TTM EBITDA for the immediately preceding twelve (12) month period ending as of the last day of each fiscal quarter prior thereto and (ii) three and one quarter (3.25%) percent per annum. Thereafter, on a quarterly basis, the applicable margin shall be reset based upon the following grid:

Net Senior Debt/TTM EBITDA	Applicable Margin

>3.0x	3.75%
>2.5x <=3.0x	3.50%
>2.0x <=2.5x	3.25%
>1.5x <=2.0x	3.00%
<=1.5x	2.75%

The foregoing applicable margins were increased in connection with the restructuring of our convertible notes. See restructured convertible notes below.

The notes issued in connection with our November 8, 2006 financing provide that, after the date thereof, we may acquire the stock (or other equity interests) and/or assets of other companies provided that the following conditions are satisfied: (i) immediately prior to, and after giving effect thereto, no default or event of default under the noted shall have occurred and be continuing or would result there from; (ii) all applicable security agreements, pledge agreements and guarantees required under the notes with respect to the acquired business and/or company shall have been delivered; (iii) we are in compliance with the financial covenants set forth in the notes on a pro forma basis after giving effect to such acquisition as of the last day of the fiscal quarter most recently ended; (iv) the cash consideration for any such acquisition (excluding therefrom earnouts, deferred purchase price payments, special incentive bonuses and subordinated indebtedness derived or arising in connection therewith) shall not exceed the amount of notes then available in respect of the permitted indebtedness under the notes plus our cash and cash equivalents on hand provided that we must have at least $2.5 million of cash and cash equivalents on hand and/or availability under our senior credit facility after giving effect to the applicable permitted acquisition; and (v) the assets acquired shall constitute assets used in, or the stock/equity interests acquired shall be in an operating company or a division of an operating company that engages in, a line of business substantially similar, complimentary or related to the business that we are engaged in as of the date of the notes.

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

We also entered into an amended registration rights agreement with the buyers, whereby we agree to provide certain registration rights with respect to the common stock underlying the notes and warrants and the shares held by management and the security holders of Aerobic prior to the merger under the Securities Act of 1933 and the rules and regulations promulgated there under. If we do not satisfy our obligations under the registration rights agreement, we are obligated to pay the holders of the notes and warrants substantial penalty payments. See “Registration Rights Agreement.”

Restructured convertible notes

Convertible Notes. On May 21, 2007, as part of the restructuring of the Company’s debt, the Company restructured the terms of the existing $65 million of secured convertible notes and accompanying warrants. After the restructuring the convertible notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment) and the warrants are exercisable at any time prior to November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment).

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

In exchange for $2 million of new convertible notes (as described below), the holders of the convertible notes waived their existing penalties pursuant to the registration rights agreement relating to the Company’s failure to cause the shares of common stock underlying the convertible notes and warrants to become registered and extended the deadline for causing such shares to be registered (classified in the unaudited condensed balance sheet as of June 30, 2007 as accrued registration rights expense). The agreement calls for the Company to file an amended registration statement with the Securities and Exchange Commission within 30 days of the amendment and for the registration statement to become effective within 90 days from the date of filing. In connection with the restructuring of the convertible notes the exercise price of the warrants originally issued in connection with the convertible notes was reduced from $11.00 to $5.50.

Private Placement of Convertible Notes

Additional Principal of Restructured Convertible Notes. To raise working capital, in connection with the restructuring, we also completed a private placement of senior secured convertible notes and warrants resulting in $15 million in new money from the existing convertible note holders and certain members of management. Of the $15 million in convertible notes, we sold $12.5 million to existing convertible note holders. This $12.5 million was added pro rata to the principal amount of each holder’s restructured convertible note. In connection with the sale of the convertible notes, we issued new warrants (exercisable for up to 50% of the number of shares of common stock issuable upon conversion of the notes), which have substantially the same terms as the restructured warrants.

An aggregate default interest payment of $400,833 in connection with a failure to deliver timely our quarterly financial statements was added pro rata to the principal amount of the convertible notes in lieu of paying such interest in cash and will be payable on the earlier of November 8, 2011 or the date on which the notes are converted to common stock of the Company.

We sold $2.5 million of the $15 million additional convertible notes and warrants on substantially the same terms, to members of our management. We may also issue up to $2.0 million of additional convertible notes and warrants to certain of our professionals in satisfaction of fees that we owe them. The new convertible notes are convertible at the option of the holder into shares of our common stock at an initial conversion price equal to $5.50 per share (subject to adjustment) and the new warrants, which are exercisable until November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment). The new convertible notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the restructured convertible notes per annum range from 3.50% to 4.50% subject to the condition that the applicable margin shall not be less than 4.50% during the period from May 21, 2007 until the financial statements are delivered for the quarter ended December 31, 2007. Further, the interest payment on the new convertible notes for the five (5) consecutive calendar quarters commencing on the quarter ended June 30, 2007 is not payable until the earlier of the maturity date, May 21, 2012 for the new convertible notes, or the date on which the notes are converted into our common stock.

Waiver of Accrued Registration Rights Penalties.

Convertible Notes and Warrants. In exchange for $2 million of restructured convertible notes, the holders of the convertible notes waived existing penalties pursuant to the registration rights agreement relating to our failure to cause the shares of our common stock underlying the convertible notes and warrants to become registered and extended the deadline for causing such shares to be registered. A pro-rata portion of this $2 million was added to the principal amount of each holder’s restructured convertible note. Interest is payable at the same rate as the convertible notes. The agreement calls for the Company to file an amended registration statement with the Securities and Exchange Commission within 30 days of the amendment (which has been done) and for the registration statement to become effective within 90 days from the date of filing.

We may redeem all or any portion of the restructured convertible notes and the new notes on or [before] May 21, 2010, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days and certain other conditions are satisfied, as opposed to November 8, 2006 as set out in the original notes.

The convertible notes are secured by substantially all of our assets and are subordinate to our senior secured credit facility.

Private Placement Notes. On May 21, 2007, in connection with the restructuring of the debt of the Company, a majority of the holders of the common stock of the Company agreed to waive certain penalties pursuant to the registration rights agreement relating to the Company’s failure to cause certain shares of common stock and shares of common stock underlying warrants to become registered and extended the deadline for causing such shares to be registered, in exchange for all of the participants in the Company’s prior private placement of common stock receiving, pro rata, unsecured convertible notes in the aggregate principal face amount of $1 million (classified in the unaudited condensed consolidated balance sheet as of June 30, 2007 as accrued registration rights expense).

The unsecured convertible notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment). There are no financial covenant requirements and limited reporting requirements in conjunction with the unsecured convertible notes. Interest is payable at the same rate as the convertible notes.

Contingent Payments

The following table summarizes our estimated contingent based earn-out payments for the next five fiscal years indicated based on achievement of certain earn-out targets (in thousands):

	Fiscal Year Ended December 31,

	2007	2008	2009	2010	2011	Total

Earn-out payments:

TUG(1)	$1,483	$1,483	$1,483	$1,483	$—	$5,932

SeaMaster(2)	1,300	2,275	3,575	3,575	3,575	14,300

TUG New York Bonus (3)	60	70	81	90	102	403

TUG Los Angeles and Miami Bonus (3)	112	120	135	143	145	655

SeaMaster Bonus (3)	550	550	550	550	550	2,750

Total	$3,505	$4,498	$5,824	$5,841	$4,372	$24,040

Earn-out targets(4)

TUG	2,200	2,420	2,660	2,930	—	10,210

SeaMaster	2,000	3,500	5,500	5,500	5,500	22,000

	$4,200	$5,920	$8,160	$8,430	$5,500	$32,210

Combined earn-outs targets for TUG and SeaMaster	$4,200	$5,920	$8,160	$8,430	$5,500	$32,210

Earn-outs for TUG and SeaMaster as a percentage of target	66.3%	63.5%	62.0%	60.0%	65.0%	62.8%

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

(3)

The contingent bonus payments to certain of our key employees are based on EBITDA targets set forth in three separate bonus agreements with these employees. Pursuant to the agreements, Mr. Wu and Mr. Lee, two of our key employees are entitled to payments subject to the TUG and Sea Master businesses achieving certain EBITDA targets established in the agreements. The TUG New York bonus is based on targets of the business which, prior to our acquisition of TUG, was conducted by TUG New York, Inc. The equivalent payments for TUG Los Angeles and Miami bonus is based on EBITDA targets of the business which, prior to our acquisition of TUG, was conducted by TUG Logistics, Inc. (Los Angeles) and TUG Logistics (Miami), Inc. and the SeaMaster China Bonus is based on the targets set forth in the SeaMaster acquisition agreement. In addition, Mr. Wu and Mr. Lee are entitled, under the Miami and Los Angeles Bonus Agreement to receive an additional $0.20 for each dollar by which the EBITDA target is exceeded up to an EBITDA target of $200 and thereafter an additional $0.30 for each dollar by which the EBITDA target is exceeded up to a maximum EBITDA cap. Mr. Wu and Mr. Lee are also entitled to receive an additional payment of $0.30 for each dollar by which the EBITDA target is exceeded under the New York bonus agreement. The EBITDA targets (i) for the TUG New York Bonus payments are $500, $535, $570, $600 and $640 in each of the years, (ii) for the TUG Los Angeles and Miami bonus payments $2.2 million, $2.24 million, $2.66 million, $2.93 million and $3.22 million in each of the years, and (iii) for the SeaMaster bonus payments, $3.67 million in each of the years.

(4)	Does not include earn-out targets for the TUG New York Bonus, TUG Los Angeles and Miami or SeaMaster/TUG China bonus payment.

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

Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007 (fiscal year 2008 for the Company). The adoption is not expected to have a material impact on our consolidated financial statements.

Subsequent Events

In July 2007, the Company announced a restructuring of SMI and the Trans-Atlantic logistics operation of AMR. The restructuring resulted in a termination of eleven employees including the Presidents of SMI and AMR. The Company expects to recognize a charge of approximately $700 in the third quarter of 2007 for severance cost and office closure expense.

In August 2007, the Company obtained limited waivers for its failure to meet certain financial covenants at June 30, 2007 from its Senior Secured Creditor and Convertible Note Holders. In order to obtain the waiver, the Company has agreed to engage a financial advisor acceptable at the sole discretion of the Senior Secured Creditor. The financial advisor is responsible for obtaining additional equity and addressing other matters with respect to the financial restructuring of the Company. In addition, the Company has agreed with the Convertible Note Holders to change their existing quarterly financial covenants to the same monthly financial covenants currently in effect with the Senior Secured Creditors for July and August 2007.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

Interest Rates.

We are exposed to changes in interest rates as a result of our financial activities with respect to our borrowings under the senior credit facility and the notes issued. Borrowings under these credit agreements bear interest at variable rates based on a LIBOR margin pricing grid adjusted quarterly, based on our leverage ratio. A 1% change in interest rates would effect our interest expense by $1.4 million per year.

We have a $55 million senior credit facility with a five-year term. The senior credit facility, as amended, bears interest at the rate set forth in the disclosure concerning our “Senior Credit Facility” contained in this report.

Additionally, our notes are convertible at the option of the holder into shares of common stock and mature on the fifth anniversary of their issuance and bear interest at the interest rate set forth in the disclosure concerning our Convertible Notes contained in this report. The principal amount of the notes does not amortize during the life of the notes, but is subject to a balloon payment at the end of the term should the notes not be in converted into common stock prior to maturity.

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

Customer Concentration

We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ credit worthiness, or other matters affecting the collectibility of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. At June 30, 2007, approximately 7.5% of accounts receivable were due from one customer. For the three months and six months ended June 30, 2007, approximately 10.7% and 12.7% of revenues, respectively, was generated from one customer, Jones Apparel Group, Inc.

ITEM 4. Controls and Procedures

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

No change occurred in the Company’s internal controls concerning financial reporting during the second quarter of the fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Section 404 Compliance

Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include management’s report on our internal control over financial reporting in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting and (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. In order to achieve compliance with Section 404 within the prescribed period, management will commence a Section 404 compliance project under which management will adopt a detailed project work plan to assess the adequacy of the Company’s internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect to incur substantial expense in connection with the Section 404 compliance project.

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

Item 1A. RISK FACTORS

The following represent changes in the Company’s risk factors from those disclosed in the report on Form 10-K/A filed on or about April 18, 2007.

We do not currently have any availability under our $10 million revolving credit facility, which could have a material adverse effect on us if we should need additional external sources of liquidity

We failed at December 31, 2006 to meet certain monthly financial covenants in our senior secured credit facility. Our senior lenders agreed to waive these defaults in exchange for modifying the terms of our revolving loan portion of our senior credit facility so as to make advances under our $10 million facility subject to the discretion of the lender. If we should require additional liquidity and are unable to access our revolving credit facility (or we cannot secure additional sources of liquidity), there would be a material adverse effect on our business and financial condition, including a potential default under our credit facility.

As of June 30, 2007, we did not meet certain financial covenants under our senior secured credit facility and convertible debt. On August 17, 2007, we obtained waivers of these defaults. As disclosed above, we have failed in the past to meet certain of the financial covenants under our senior secured credit facility and convertible debt. While we were able to obtain waivers from our senior secured lender and note holders with respect to the most recent default, our failure to meet the financial covenants constituted an event of default under the operative loan documents, which could have resulted in an acceleration of our senior secured and convertible note indebtedness and our lenders foreclosing on our assets. We cannot be certain that we will be able to comply with our financial covenants in the future. If we are unable to comply with the financial covenants contained in our credit documents, there could be a material adverse effect on our business, financial condition and results of operations.

Our senior lenders have a secured interest in all of our assets. In the event of a default, our senior lenders could accelerate our borrowings and foreclose on our assets, in which case, investors would likely suffer a total loss of their investment.

There have been multiple defaults under our senior secured credit facility and our convertible notes.

As of June 30, 2007, we did not meet certain financial covenants under our senior secured credit facility and convertible notes (relating primarily to the attainment of specified EBITDA targets and maintenance of prescribed ratios of debt to trailing twelve month EBITDA (as defined)). In addition, there have been previous failures to meet financial covenants under our senior secured credit facility and convertible notes. We have effective as of July 31, 2007, obtained limited waivers of the June 30 related defaults from our senior secured lender and note holders. We are currently negotiating with our senior secured lenders and our note holders to revise our financial covenants so that they are better aligned with our historical and anticipated financial results. We may incur substantial expense and be subject to other material detriments in order to induce the senior secured lenders and note holders to revise our financial covenants. If we are unable to secure a revision of our financial covenants, there may be a further event of default under our senior secured credit facility and convertible notes, in which case, there would likely be a material adverse effect on our business, financial condition and results of operations.

Country risk

The Company may be exposed to a variety of risks as a result of its operation in Asia being primarily in the PRC. These include risks associated with, among other things, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by a change in the political or social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company’s management does not believe these risks to be significant. There can be no assurance, however, that changes in political and other conditions will not result in any adverse impact.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed in a Current Report on Form 8-K filed with the SEC on May 25, 2007.

Item 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2007, we did not meet certain financial covenants under our senior secured credit facility and convertible notes (relating primarily to the attainment of specified EBITDA targets and maintenance of prescribed ratios of debt to trailing twelve month EBITDA (as defined)). We have, effective as of July 31, 2007, obtained limited waivers of these defaults from our senior secured lender and note holders. We are currently negotiating with our senior secured lenders and our note holders to revise our financial covenants so that they are better aligned with our historical and anticipated financial results. We may incur substantial expense and be subject to other material detriments in order to induce the senior secured lenders and note holders to revise our financial covenants. If we are unable to secure a revision of our financial covenants, there may be a further event of default under our senior secured credit facility and convertible notes, in which case, there would likely be a material adverse effect on our business, financial condition and results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2007, the Company held its annual meeting of stockholders in New York, New York. At the Annual Meeting, the stockholders of the Company acted upon the following matters:

Election of Directors. The following Directors were elected at the Annual Meeting, based upon the following tabulations of votes:

	Votes For	Votes Against	Abstentions	Withheld	Broker Non-Votes

General Wesley Clark	5,246,027	—	—	—	—

Robert Agresti	5,146,027	—	—	100,000	—

Paul Windfield	5,232,027	—	14,000	—	—

The following Directors’ term of office as a director continued after the meeting:

Gregory DeSaye
J. Terence MacAvery
Robert O’Neill
William J. Coogan

Amendment of Equity Incentive Plan. The Company’s Equity Incentive Plan was amended to increase by 250,000 the number of shares of common stock authorized for issuance under the Plan, based upon the following tabulations of votes:

Votes For	Votes Against	Abstentions	Withheld	Broker Non-Votes

5,232,027	—	14,000	—	—

Appointment of Friedman LLP. The appointment of Friedman LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007 was ratified, based upon the following tabulation of votes:

Votes For	Votes Against	Abstentions	Withheld	Broker Non-Votes

5,246,027	—	—	—	—

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 8, 2006, by and among Aerobic Creations, Inc., Aerobic Merger Sub Inc., and Maritime Logistics US Holdings Inc. (1)

3.1	First Amended and Restated Certificate of Incorporation of Aerobic Creations, Inc. (6)

3.2	Certificate of Merger of Aerobic Merger Sub Inc. with and into Maritime Logistics US Holdings Inc. (1)

3.3	Amended and Restated Bylaws of Aerobic Creations, Inc. (to be known as Summit Global Logistics, Inc.) (1)

4.1	Form of Warrant issued under Convertible Notes Securities Purchase Agreement. (1)

4.2	Form of Note issued under Convertible Notes Securities Purchase Agreement. (1)

4.3	Form of Warrant issued under common stock Securities Purchase Agreement. (1)

4.4	Registration Rights Agreement under the Securities Purchase Agreement (Notes and Warrants), dated as of November 8, 2006. (1)

4.5	Registration Rights Agreement under the Securities Purchase Agreement (common stock and Warrants), dated as of November 8, 2006. (1)

4.6	Lockup Agreement by and between Protex Holding Limited and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.7	Lockup Agreement by and between Robert Lee and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.8	Lockup Agreement by and between Robert Wu and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.9	Lockup Agreement by and between the management of Maritime Logistics US Holdings Inc. and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.10	Lockup Agreement by and between the management of FMI Holdco I, LLC and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.11	Lockup Agreement by and between Di Wang, Dong Wong, and Han Huy Ling and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

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

4.13	Waiver and Amendment No. 1 to Warrant issued under Convertible Notes Securities Purchase Agreement. (7)

4.14	Waiver and Amendment No. 1 to Warrant issued under common stock Securities Purchase Agreement. (7)

4.15	Form of Warrant under Convertible Notes Securities Purchase Agreement. (7)

4.16	Form of Amended and Restated Senior Secured Convertible Note. (7)

4.17	Form of Senior Secured Convertible Note. (7)

4.18	Form of Unsecured Convertible Note. (7)

4.19	Waiver and Amendment No. 1 to Registration Rights Agreement under the Securities Purchase Agreement (Notes and Warrants). (7)

4.20	Waiver and Amendment No. 1 to Registration Rights Agreement (common stock and Warrants), dated as of November 8, 2006. (7)

10.1	Security Agreement (Second Lien), dated as of November 8, 2006 made by the guarantors listed therein and Law Debenture Trust Company of New York. (1)

10.2	Pledge and Security Agreement, dated as of November 8, 2006 made by the pledgors listed therein and Law Debenture Trust Company of New York. (1)

10.3	Guaranty, dated as of November 8, 2006 made by the guarantors listed therein and Law Debenture Trust Company of New York. (1)

10.4	Intercreditor and Subordination Agreement, under Notes Purchase Agreement, dated as of November 8, 2006 by and between Fortress Credit Corp. and the parties listed therein. (1)

10.5	Securities Purchase Agreement (common stock and Warrants), dated as of October 31, 2006, among Maritime Logistics US Holdings Inc., Aerobic Creations, Inc. and the purchasers listed therein. (1)

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

10.35	Land and Building Lease Agreement by and between Thrifty Oil Co. and FMI International LLC, dated as of July20, 2004; Sublease Agreements related thereto. (1)

10.36	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International (West) LLC, dated as of December 30, 2002; Amendments and Agreements related thereto. (1)

10.37	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International LLC, dated as of July 28, 2003. (1)

10.38	Lease Agreement by and between AAAA World Import – Export, Inc. and FMI International Corp., dated as of November 2001. (1)

10.39	Lease Agreement by and between M. Parisi & Son Construction Co., Inc, and Fashion Marketing, Inc., dated as of April 28, 2000. (1)

10.40	AMB Property Corporation Industrial Lease dated December 6, 1999; Amendments and Guarantee related thereto. (1)

10.41	Lease Agreement by and between Flagler Development Corp. and FMI International LLC dated as of September19, 2006, effective January 15, 2007. (1)

10.42	Original Lease by and between Center Realty L.P. and DSL Atlantic, dated March 1993; Agreements related thereto. (1)

10.43	Real Property Lease by and between Keegan Center LLC and Glare Logistics, Inc., dated September 15, 2003; Agreements related thereto. (1)

10.44	Forbearance Agreement dated as of April 16, 2007 by and among Fortress Credit Corp., Summit Global Logistics, Inc. and certain of its subsidiaries. (2)

10.45	First Amendment to Security Agreement (Second Lien) made by the guarantors listed therein and Law Debenture Trust Company of New York. (7)

10.46	First Amendment Pledge and Security Agreement made by the pledgors listed therein and Law Debenture Trust Company of New York. (7)

10.47	First Amendment to Guaranty made by the guarantors listed therein and Law Debenture Trust Company of New York. (7)

10.48	Amendment No. 1 to Intercreditor and Subordination Agreement, under Notes Purchase Agreement, by and between Fortress Credit Corp. and the parties listed therein. (7)

10.49	Intercreditor and Subordination Agreement (7)

10.50	Second Amendment to Securities Purchase Agreement (Notes and Warrants) and First Amendment to Joinder Agreement (7)

10.51

Amendment No. 1 Loan Agreement, by and among Maritime Logistics US Holdings Inc. and its subsidiaries as borrowers, the guarantors identified therein, Fortress Credit Corp. as agent, and certain other lenders as set forth therein. (7)

21.1	List of subsidiaries of Summit Global Logistics, Inc. (2)

31.1	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Robert Agresti (8)

31.2	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Paul Shahbazian (8)

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of2002 for Robert Agresti and Paul Shahbazian (8)

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

(7) Incorporated by reference to the same exhibit number filed with the Company’s current report on Form 8-K filed May 25, 2007.

(8) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT GLOBAL LOGISTICS, INC.

Date: August 20, 2007	By:	/s/ Robert Agresti

Robert Agresti
President and Chief Executive Officer

Date: August 20, 2007	By:	/s/ Paul Shahbazian

Paul Shahbazian
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 8, 2006, by and among Aerobic Creations, Inc., Aerobic Merger Sub Inc., and Maritime Logistics US Holdings Inc. (1)

3.1	First Amended and Restated Certificate of Incorporation of Aerobic Creations, Inc. (6)

3.2	Certificate of Merger of Aerobic Merger Sub Inc. with and into Maritime Logistics US Holdings Inc. (1)

3.3	Amended and Restated Bylaws of Aerobic Creations, Inc. (to be known as Summit Global Logistics, Inc.) (1)

4.1	Form of Warrant issued under Convertible Notes Securities Purchase Agreement. (1)

4.2	Form of Note issued under Convertible Notes Securities Purchase Agreement. (1)

4.3	Form of Warrant issued under common stock Securities Purchase Agreement. (1)

4.4	Registration Rights Agreement under the Securities Purchase Agreement (Notes and Warrants), dated as of November 8, 2006. (1)

4.5	Registration Rights Agreement under the Securities Purchase Agreement (common stock and Warrants), dated as of November 8, 2006. (1)

4.6	Lockup Agreement by and between Protex Holding Limited and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.7	Lockup Agreement by and between Robert Lee and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.8	Lockup Agreement by and between Robert Wu and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.9	Lockup Agreement by and between the management of Maritime Logistics US Holdings Inc. and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.10	Lockup Agreement by and between the management of FMI Holdco I, LLC and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.11	Lockup Agreement by and between Di Wang, Dong Wong, and Han Huy Ling and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

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

4.13	Waiver and Amendment No. 1 to Warrant issued under Convertible Notes Securities Purchase Agreement. (7)

4.14	Waiver and Amendment No. 1 to Warrant issued under common stock Securities Purchase Agreement. (7)

4.15	Form of Warrant under Convertible Notes Securities Purchase Agreement. (7)

4.16	Form of Amended and Restated Senior Secured Convertible Note. (7)

4.17	Form of Senior Secured Convertible Note. (7)

4.18	Form of Unsecured Convertible Note. (7)

4.19	Waiver and Amendment No. 1 to Registration Rights Agreement under the Securities Purchase Agreement (Notes and Warrants). (7)

4.20	Waiver and Amendment No. 1 to Registration Rights Agreement (common stock and Warrants), dated as of November 8, 2006. (7)

10.1	Security Agreement (Second Lien), dated as of November 8, 2006 made by the guarantors listed therein and Law Debenture Trust Company of New York. (1)

10.2	Pledge and Security Agreement, dated as of November 8, 2006 made by the pledgors listed therein and Law Debenture Trust Company of New York. (1)

10.3	Guaranty, dated as of November 8, 2006 made by the guarantors listed therein and Law Debenture Trust Company of New York. (1)

10.4	Intercreditor and Subordination Agreement, under Notes Purchase Agreement, dated as of November 8, 2006 by and between Fortress Credit Corp. and the parties listed therein. (1)

10.5	Securities Purchase Agreement (common stock and Warrants), dated as of October 31, 2006, among Maritime Logistics US Holdings Inc., Aerobic Creations, Inc. and the purchasers listed therein. (1)

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

10.35	Land and Building Lease Agreement by and between Thrifty Oil Co. and FMI International LLC, dated as of July20, 2004; Sublease Agreements related thereto. (1)

10.36	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International (West) LLC, dated as of December 30, 2002; Amendments and Agreements related thereto. (1)

10.37	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International LLC, dated as of July 28, 2003. (1)

10.38	Lease Agreement by and between AAAA World Import – Export, Inc. and FMI International Corp., dated as of November 2001. (1)

10.39	Lease Agreement by and between M. Parisi & Son Construction Co., Inc, and Fashion Marketing, Inc., dated as of April 28, 2000. (1)

10.40	AMB Property Corporation Industrial Lease dated December 6, 1999; Amendments and Guarantee related thereto. (1)

10.41	Lease Agreement by and between Flagler Development Corp. and FMI International LLC dated as of September19, 2006, effective January 15, 2007. (1)

10.42	Original Lease by and between Center Realty L.P. and DSL Atlantic, dated March 1993; Agreements related thereto. (1)

10.43	Real Property Lease by and between Keegan Center LLC and Glare Logistics, Inc., dated September 15, 2003; Agreements related thereto. (1)

10.44	Forbearance Agreement dated as of April 16, 2007 by and among Fortress Credit Corp., Summit Global Logistics, Inc. and certain of its subsidiaries. (2)

10.45	First Amendment to Security Agreement (Second Lien) made by the guarantors listed therein and Law Debenture Trust Company of New York. (7)

10.46	First Amendment Pledge and Security Agreement made by the pledgors listed therein and Law Debenture Trust Company of New York. (7)

10.47	First Amendment to Guaranty made by the guarantors listed therein and Law Debenture Trust Company of New York. (7)

10.48	Amendment No. 1 to Intercreditor and Subordination Agreement, under Notes Purchase Agreement, by and between Fortress Credit Corp. and the parties listed therein. (7)

10.49	Intercreditor and Subordination Agreement (7)

10.50	Second Amendment to Securities Purchase Agreement (Notes and Warrants) and First Amendment to Joinder Agreement (7)

10.51

Amendment No. 1 Loan Agreement, by and among Maritime Logistics US Holdings Inc. and its subsidiaries as borrowers, the guarantors identified therein, Fortress Credit Corp. as agent, and certain other lenders as set forth therein. (7)

21.1	List of subsidiaries of Summit Global Logistics, Inc. (2)

31.1	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Robert Agresti (8)

31.2	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Paul Shahbazian (8)

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of2002 for Robert Agresti and Paul Shahbazian (8)

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

(7) Incorporated by reference to the same exhibit number filed with the Company’s current report on Form 8-K filed May 25, 2007.

(8) Filed herewith.