Form 10-Q
period 2007-09-30
Summit Global Logistics, Inc.
filed 2007-11-20
CIK 1311953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File Number: 000-51091

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 19, 2007 was 7,594,958.

SUMMIT GLOBAL LOGISTICS, INC.

FORM 10-Q

INDEX

		PAGE NO.

PART I. -	FINANCIAL INFORMATION	1
ITEM 1.	Financial Statements

	SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES
	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	2
	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2007 and for the three months ended September 30, 2006 and for the period February 6, 2006 (date of inception) to September 30, 2006	3
	Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss (Unaudited) for the nine months ended September 30, 2007	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and for the period February 6, 2006 (date of inception) to September 30, 2006	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Financial Statements – Predecessor Companies

(Our business combination on November 8, 2006, included the acquisitions of FMI Holdco I LLC and Subsidiary and TUG Logistics, Inc. and Affiliates, which are deemed predecessor companies since they were both similar in size relative to revenues and income, acquired with the same financing and equally significant to our consolidated operations.)

	FMI HOLDCO I LLC AND SUBSIDIARY
	Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 (Unaudited)	25
	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 (Unaudited)	26
	Notes to Condensed Consolidated Statements of Operations and Cash Flows (Unaudited)	27
	TUG LOGISTICS, INC. AND AFFILIATES
	Condensed Combined Statement of Operations for the three and nine months ended September 30, 2006 (Unaudited)	29
	Condensed Combined Statement of Cash Flows for the nine months ended September 30, 2006 (Unaudited)	30
	Notes to Condensed Combined Statements of Operations and Cash Flows (Unaudited)	31

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk	55
ITEM 4.	Controls and Procedures	56

PART II -	OTHER INFORMATION	57
ITEM 1.	Legal proceedings	57
ITEM 1A.	Risk Factors	57
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
ITEM 3.	Defaults Upon Senior Securities	58
ITEM 4.	Submission of Matters to a Vote of Security Holders	59
ITEM 5.	Other Information	59
ITEM 6.	Exhibits	59
Signatures		63
Exhibit index

PART I. FINANCIAL INFORMATION
Item 1. Financial statements

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2007 (Unaudited)	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $3,424 and $4,038 as of September 30, 2007 and December 31, 2006, respectively	$8,505	$15,768
Accounts receivable, net of allowance for doubtful accounts of $661 and $613 as of September 30, 2007 and December 31, 2006, respectively	44,338	25,721
Prepaid expenses and other current assets	5,021	5,126
Deferred tax assets	—	77

Total current assets	57,864	46,692

Property and equipment, net	12,133	10,373
Deferred financing costs, net of accumulated amortization of $2,764 and $466 as of September 30, 2007 and December 31, 2006, respectively	13,852	13,323
Intangible assets, net	39,121	41,732
Goodwill	85,742	94,081
Security deposits and other assets	751	1,092

Total assets	$209,463	$207,293

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of senior secured credit facility	$8,000	$5,000
Current portion of capital lease obligations	831	801
Accounts payable and accrued expenses	35,597	19,337
Accrued registration rights expense	3,869	—
Due to related parties	—	844

Total current liabilities	48,297	25,982

Long-term liabilities:
Senior secured credit facility	43,000	49,000
Convertible notes	55,908	41,486
Fair value of derivative instruments	42,886	32,148
Capital lease obligations	537	845
Deferred tax liabilities	—	11,162
Loan payable, related party	2,000	2,000
Other liabilities	69	—

Total long-term liabilities	144,400	136,641

Total liabilities	192,697	162,623

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share 1,000 authorized shares, none issued and outstanding	—	—
Common stock, par value $0.001 per share 99,000 authorized shares issued and outstanding - 7,595 shares	7	7
Additional paid-in capital	47,148	45,509
Subscriptions receivable	(10)	(10)
Noncontrolling interest in variable interest entity	1,256	—
Accumulated other comprehensive income	118	—
Accumulated deficit	(31,753)	(836)

Total stockholders’ equity	16,766	44,670

Total liabilities and stockholders’ equity	$209,463	$207,293

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

				February 6, 2006 (date of inception) to September 30, 2006
	Three Months Ended September 30,		Nine Months Ended September 30, 2007

	2007	2006

Revenues:
Air and ocean freight services	$70,316	$—	$136,154	$—
Logistics services	29,583	550	78,911	1,070

Total revenues	99,899	550	215,065	1,070

Direct expenses:
Air and ocean freight services	64,950	—	124,078	—
Logistics services	22,975	413	64,147	831

Total direct expenses	87,925	413	188,225	831

Revenues less direct expenses	11,974	137	26,840	239

Operating expenses:
General and administrative expense (including stock-based compensation expense of $454 and $1,708 for the three and nine months ended September 30, 2007, respectively	11,308	274	30,274	508
Depreciation and amortization	1,896	7	5,526	10
Loss on impairment of goodwill	7,089	—	7,089	—

Total operating expenses	20,293	281	42,889	518

Loss from operations	(8,319)	(144)	(16,049)	(279)

Other income (expense):
Interest income	42	—	229	—
Interest expense	(5,753)	(10)	(15,948)	(15)
Amortization of deferred finance charges	(863)	—	(2,298)	—
Loss on derivative instruments	(1,840)	—	(1,700)	—
Registration rights expense	(3,869)	—	(6,869)	—

Loss before income tax benefit	(20,602)	(154)	(42,635)	(294)

Income tax (benefit)	(5,501)	—	(10,718)	—

Net loss	$(15,101)	$(154)	$(31,917)	$(294)

Weighted average common shares outstanding, basic and diluted (in thousands)	7,595		7,595

Loss per common share, basic and diluted	$(1.99)		$(4.20)

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(UNAUDITED)

FOR THE PERIOD FROM JANUARY 1, 2007 TO SEPTEMBER 30, 2007

(IN THOUSANDS)

						Accumulated Other Comprehensive Income
	Common stock		Additional paid-in capital		Noncontrolling Interest in VIE
				Subscription Receivable			Accumulated Deficit
	Shares	Amount						Total

Balance as of December 31, 2006, as previously reported	7,595	$7	$45,509	$(10)	$—	$—	$(836)	$44,670

Prior period adjustment							762	762

Balance as of December 31, 2006, as adjusted	7,595	7	45,509	(10)	—	—	(74)	45,432

Stock options			1,255					1,255
Restricted shares			384					384

Consolidation of variable interest entity					1,494			1,494

Net loss for nine months ended September 30, 2007					(238)		(31,679)	(31,917)

Foreign currency translation adjustment						118		118

Comprehensive loss								(31,799)

Balance as of September 30, 2007	7,595	$7	$47,148	$(10)	$1,256	$118	$(31,753)	$16,766

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30, 2007	February 6, 2006 (date of inception) to September 30, 2006

Cash flows from operating activities:
Net loss	$(31,917)	$(294)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	48	—
Depreciation and amortization of property and equipment	1,496	10
Loss on impairment of goodwill	7,089	—
Amortization of deferred financing costs	2,298	—
Amortization of intangible assets	4,030	—
Amortization of discount on convertible debt	5,108	—
Stock-based compensation expense	1,708	—
Loss on derivative instruments	1,700	—
Registration rights expense	6,869	—
Deferred income taxes	(11,085)	—
Accrued interest expense converted into notes	400	—
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(17,950)	16
Prepaid expenses and other current assets	1,580	(75)
Accounts payable and accrued expenses	15,064	50

Net cash used in operating activities:	(13,562)	(293)

Cash flows from investing activities:
Cash included in variable interest entity	416	—
Adjustment to purchase price of subsidiary	(124)
Acquisition of subsidiary	—	(500)
Cash included in acquisition of subsidiary	—	244
Purchase of property and equipment	(2,721)	(34)
Security deposits and other assets	341	—

Net cash used in investing activities	(2,088)	(290)

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30, 2007	February 6, 2006 (date of inception) to September 30, 2006

Cash flows from financing activities:
Proceeds from issuance of convertible notes	$15,000	$—
Repayment of borrowings under the senior secured credit facility	(3,000)	—
Transaction costs	(2,115)	—
Repayment of capital lease obligations	(716)	—
Proceeds from loan payable, other	—	350
Proceeds from issuance of common stock	—	363
(Repayment) proceeds of loan payable, related party	(844)	52

Net cash provided by financing activities	8,325	765

Effects of foreign currency translation on cash	62	—

Net (decrease) increase in cash and cash equivalents	(7,263)	182
Cash and cash equivalents, beginning of period	15,768	—

Cash and cash equivalents, end of period	$8,505	$182

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,034	$—
Income taxes	636	—
Noncash investing and financing activities:
Property and equipment acquired under capital leases	$438	$—
Consolidation of variable interest entity	1,494	—
Transaction costs converted into notes	713	—
Common stock issued in settlement of financing costs	—	60
Due to seller for acquisition of subsidiary	—	250
Acquisition costs included in accounts payable	—	15
Dividends payable	—	150

See accompanying notes to the condensed consolidated financial statements.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

History and Nature of the Business

Summit Global Logistics, Inc. (the “Company”, “we,” “us,” and/or “our”) through its wholly-owned operating subsidiary, Maritime Logistics US Holdings Inc. (“MLI”) and its subsidiaries, is an international third party logistics provider specializing in ocean transportation intermediary services for Asia and North America. It offers domestic and international ocean, air and ground third-party logistics services.

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

In December 2006, the provincial authority in Shanghai in the People’s Republic of China (“PRC”) approved the establishment of Seamaster Logistics (Shanghai) Ltd., a wholly-foreign-owned enterprise, or WFOE, under newly adopted rules in the PRC permitting foreign corporations to own and operate companies in the PRC. The approval was subject to the WFOE obtaining a business license from the Shanghai provincial authority, which was received in January 2007. During 2007, through our WFOE, we established offices at major transportation centers in the PRC. SLI, our subsidiary, has an exclusive agency agreement with Seamaster Logistics (China) Ltd., a Chinese company (“Seamaster China”). We may acquire the Shanghai office of Seamaster China. Seamaster China has a Class A license as an international freight forwarding agent in Shanghai. The Company believes that Seamaster China is a variable interest entity (“VIE”). Under Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R), Seamaster China is consolidated in the financial statements effective April 1, 2007. See Note 16 Subsequent Events.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Summit Global Logistics, Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K/A for the year ended December 31, 2006. In management’s opinion, these unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal, recurring accruals) necessary for the fair presentation of our unaudited condensed consolidated financial position as of September 30, 2007, and the unaudited condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006, and the statements of operations and cash flows for the nine months ended September 30, 2007 and for the period February 6, 2006 (date of inception) to September 30, 2006, and the unaudited condensed consolidated statements of stockholders’ equity and comprehensive loss for the period from January 1, 2007 to September 30, 2007.

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

	(IN THOUSANDS)

	Three Months Ended September 30, 2007 (Unaudited)	Nine months ended September 30, 2007 (Unaudited)

Total revenues	$15,479	$27,087
Net loss	(291)	(238)

Total assets as of end of period		$6,656
Total liabilities as of end of period		5,400
Total equity		1,256

The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As disclosed elsewhere herein, we will need additional working capital during the first quarter of 2008 to fund our growth and operations. Our ability to continue as a going concern is dependent upon our ability to become profitable, generate positive cash flow from operations, obtain new financing to meet obligations and repay liabilities when they come due. We are seeking to increase profitability, cash flow and liquidity. Management’s plans include securing new customers; subletting warehouse space; reducing overhead costs, insurance expenses, operational costs, and professional fees; closing unprofitable offices; and procuring more favorable cost rates from its vendors and seeking a more competitive capital structure. Although we continue to pursue these plans, there is no assurance that we will be successful in generating such profitable operations or obtaining new financing on acceptable terms or at all. The Company has in the past not met the financial covenants included in its senior secured credit facility and its convertible notes; the Company did, however, on November 19, 2007, obtain waivers of all existing defaults and resets of the applicable financial covenants.

These factors raise doubt about our ability to continue as a going concern. We plan to satisfy our capital needs through any cash we can generate from our operations, new financing in the form of equity or debt, subject to the approval of our lenders where required. These unaudited condensed consolidated financial statements included in this report do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We are working constructively with our Senior Secured lender and our Convertible Note holders (which on November 19, 2007, granted us the waivers described elsewhere herein) with respect to various strategic alternatives. In that regard, the Company has engaged Gordian Group, LLC, an investment bank, to advise it on such matters. The Company seeks to maximize the value of the Company and is contemplating, among other possible initiatives, a recapitalization, a restructuring, an alliance with strategic partners, and a sale to or merger with a third party, any of which, if pursued, could be implemented outside or inside Chapter 11 of the Bankruptcy Code, as appropriate.

Prior Period Adjustment

The Company recorded a prior period adjustment to retained earnings for $762, which accounts for the removal of the registration rights penalty from the compound embedded derivatives as of December 31, 2006 and adjusted the discount on the note based on the removal of the registration rights penalty from the discount. See Note 15.

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

Goodwill

The Company reviews goodwill for impairment annually, or more frequently if impairment indicators arise and goodwill is written off when impaired. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. The Company recorded an impairment charge of $7,089 in the third quarter of 2007. (See Note 6)

Convertible Notes

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

Realization of our deferred tax assets is, for the most part, dependent upon our U.S. consolidated tax group of companies having sufficient federal taxable income in future years to utilize our domestic net operating loss carryforwards before they expire. We assess our deferred tax valuation allowance on a quarterly basis in light of certain factors, including our financial performance, and adjust the allowance if necessary.

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

Foreign Currency Translation

The Company’s foreign subsidiaries and our VIE’s functional currency has been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. All assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Unaudited condensed consolidated statement of operations amounts have been translated using the average exchange rate for the period. Adjustments from such translation included in accumulated other comprehensive income amount to $31 and none for the three months ended September 30, 2007 and 2006, respectively, and $118 and none for the nine months ended September 30, 2007 and for the period from February 6, 2006 (date of inception) to September 30, 2006, respectively.

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

	(IN THOUSANDS) September 30,
	2007	2006

Options	940	—
Warrants	6,864	—
Shares to be issued upon conversion of convertible debt	15,293	—

Total number of stock equivalents	23,097	—

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Pronouncements

As of the filing, no new accounting pronouncements were issued that are expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth the unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2006. The unaudited pro forma financial information summarizes the results of operations for the three and nine months ended September 30, 2006 as if the business combinations in 2006 had occurred as of January 1, 2006. The pro forma information contains the actual operating results of the consolidated companies, with the results adjusted to include the proforma impact of incremental expenses, incremental amortization of acquired intangible assets, incremental interest expense, and provision for income taxes. The Company has included the unaudited proforma condensed consolidated results of operations of FMI Holdco I, LLC and Subsidiary, Tug Logistics, Inc. and Affiliates and MLI and Subsidiaries. These proforma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the period presented or that may be obtained in the future.

Proforma Financial Information (Unaudited)

	(IN THOUSANDS)

	Three Months Ended September 30, 2006	Nine Months ended September 30, 2006

Total revenues	$57,856	$152,110
Total direct expenses	48,204	126,086

Revenues less direct expenses	9,652	26,024
Total operating expenses	7,210	20,539

Income from operations	2,442	5,485

Interest expense, net, finance charges and bank fees	(2,312)	(8,307)

Income (loss) before income tax provision (benefit)	130	(2,822)
Income tax provision (benefit)	53	(1,128)

Net income (loss)	$77	$(1,694)

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY AND EQUIPMENT

At September 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	(IN THOUSANDS)

	September 30, 2007 (Unaudited)	December 31, 2006

Office, computer and communication equipment	$3,189	$1,165
Transportation equipment	961	421
Warehouse and terminal equipment	8,399	8,412
Leasehold improvements	1,198	685
Construction in progress	149	18

	13,896	10,701
Less - Accumulated depreciation and amortization	(1,763)	(328)

Net book value of property and equipment	$12,133	$10,373

Depreciation and amortization expense was $561 and $7 for the three months ended September 30, 2007 and 2006, respectively, and $1,496 and $10 for the nine months ended September 30, 2007 and for the period from February 6, 2006 (date of inception) to September 30, 2006, respectively.

The changes in capital leases included in property and equipment are:

	(IN THOUSANDS)

	Nine months ended September 30, 2007 (Unaudited)	December 31, 2006

Capital leases, beginning of period	$1,922
Assets acquired through capital leases	438

Capital leases, end of period	2,360	$1,922
Less - accumulated depreciation	(390)	(97)

Net book value of capital leases	$1,970	$1,825

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	(IN THOUSANDS)

	September 30, 2007 (Unaudited)	December 31, 2006

Trademark	$1,720	$1,800
Software and other	3,300	3,300
Customer list	39,000	37,500

	44,020	42,600
Accumulated amortization	(4,899)	(868)

Net carrying value	$39,121	$41,732

Amortization expense was $1,335 and none for the three months ended September 30, 2007 and 2006, respectively, and $4,030 and none for the nine months ended September 30, 2007 and for the period from February 6, 2006 (date of inception) to September 30, 2006, respectively.

During the nine months ended September 30, 2007, based on a final valuation of intangibles we reclassed approximately $1.4 million from goodwill to other intangibles.

6.	LOSS ON IMPAIRMENT OF GOODWILL

During the three months ended September 30, 2007, based on the restructuring of its subsidiary Summit International Logistics, Inc. (“SMI”), the Company concluded that the carrying amount of goodwill is not recoverable and an impairment charge of $7,089 was recorded.

7.	SENIOR SECURED CREDIT FACILITY

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

The Company failed to meet certain financial covenants contained in the amended senior secured credit agreement. In November 2007, effective as of the dates the events of default occurred September 30, 2007, we obtained a waiver of all existing events of default from the senior secured creditor. (See Note 16 - Subsequent Events.)

8.	CONVERTIBLE NOTES

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

The notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. Originally, applicable margins per annum range from 2.75% to 3.75% subject to the condition that the applicable margin shall not be less than 3.25% during the period from November 8, 2006 until the financial statements are delivered to the applicable holder after the fourth full fiscal quarter after the issuance date. The debt issuance cost at the date of closing amounted to approximately $6.4 million. The applicable margins were increased in connection with the restructuring described below under the caption “Amendments”.

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

The convertible notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the convertible notes range from 3.50% to 4.50% per annum subject to the condition that the applicable margin shall not be less than 4.50% during the period from May 21, 2007 until the financial statements are delivered to the applicable holder after the fourth full fiscal quarter after November 8, 2006. Further, the interest payment for the five (5) consecutive calendar quarters on the convertible notes commencing with the quarter ended June 30, 2007 is not payable until the earlier of the maturity date, November 8, 2011, or the date on which the notes are converted to common stock of the Company. In connection with the restructuring, holders of the notes waived their then existing penalties pursuant to the registration rights agreement relating to the Company’s failure to cause the shares of common stock underlying the convertible notes and warrants to become registered and extended the deadline for causing such shares to be registered. The debt issuance cost at the closing date amounted to approximately $2.6 million.

The agreement required the Company to file an amended registration statement with the Securities and Exchange Commission within 30 days of the date of the amendment and for the registration statement to become effective within 90 days from the date of filing. This registration statement (“Registration Statement”) was filed on a timely basis in compliance with the Agreements. The Agreements also required us to cause the Registration Statement to be effective under the Securities Act of 1933 (“Act”) by September 18, 2007. The Registration Statement is not yet effective under the Act.

Under the terms of the Agreements, we are required to pay liquidated damages in the event that the Registration Statement was not declared effective under the Act on or before September 18, 2007. Such payment is a percentage of the aggregate amount invested: one percent (1%) per month ($1.2 million), prorated on a daily basis for the first 30 days after September 18, 2007, and two percent (2%) per month ($2.4 million), prorated on a daily basis for each thirty day period thereafter, subject to a 10% aggregate limit ($11.8 million). Our failure to cause the Registration Statement to be declared effective under the Act by the prescribed date also constituted an event of default under the credit documents with the note holders and our senior secured lenders (by virtue of cross default provisions). This event of default was also waived. (See Note 16 - Subsequent Events.)

We are currently incurring a penalty at the rate of approximately $78,000 a day (or approximately $2.4 million per month). We will continue to incur this penalty until such time as the Registration Statement is declared effective, subject to the $11.8 million aggregate cap. The incurring of these penalties has had and will continue to have a material adverse effect on our results of operations and financial condition.

While the Registration Rights Agreements require us to pay the penalties in cash, we intend to request that our note holders and common stock holders who are entitled to the penalty payments accept payment in the form of convertible notes, as was done in connection with our restructuring in May, 2007. However, there is no assurance that such persons will be amenable to accepting convertible notes in lieu of the cash payments to which they are entitled.

In connection with the restructuring, the exercise price of the warrants was reduced from $11.00 to $5.50 per share.

The Company failed to meet certain financial and other covenants contained in the convertible note documents at September 30, 2007. In November 2007, effective as of the dates the events of default occurred, we obtained a waiver of all existing events of default from the convertible note holders. (See Note 16 - Subsequent Events.)

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

We sold $2.5 million of the $15 million additional convertible notes and warrants on substantially the same terms to members of our management. We may also issue up to $2.0 million of additional convertible notes and warrants to certain of our professionals in satisfaction of fees that we owe them. The new convertible notes are convertible at the option of the holder into shares of our common stock at an initial conversion price equal to $5.50 per share (subject to adjustment) and the new warrants, which are exercisable until November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment). The new convertible notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the restructured convertible notes per annum range from 3.50% to 4.50% subject to the condition that the applicable margin shall not be less than 4.50% during the period from May 21, 2007 until the financial statements are delivered for the quarter ended December 31, 2007. Further, the interest payment on the new convertible notes for the five (5) consecutive calendar quarters commencing on the quarter ended September 30, 2007 is not payable until the earlier of the maturity date, May 21, 2012 for the new convertible notes, or the date on which the notes are converted into our common stock. We may redeem all or any portion of the restructured convertible notes and the new notes on or before May 21, 2010, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days and certain other conditions are satisfied, as opposed to November 8, 2006 as set out in the original notes.

The convertible notes are secured by substantially all of our assets and are subordinate to our senior secured credit facility.

While the Company failed to meet certain financial covenants contained in the convertible note documents at September 30, 2007 the Company has obtained waivers of all existing defaults and a revision of the financial covenants, as discussed elsewhere herein. (See Note 16 - Subsequent Events.)

Accrued Registration Rights Penalties.

Convertible Notes and Warrants. In exchange for $2 million of restructured convertible notes, the holders of the convertible notes waived then existing penalties pursuant to the registration rights agreement relating to our failure to cause the shares of our common stock underlying the convertible notes and warrants to become registered and extended the deadline for causing such shares to be registered. A portion of this $2 million was added to the principal amount of each holder’s restructured convertible note. Interest is payable at the same rate as the convertible notes. The agreement calls for the Company to file an amended registration statement with the Securities and Exchange Commission within 30 days of the amendment (which was filed on June 20, 2007) and for the registration statement to become effective within 90 days from the date of filing (September 18, 2007). As described above, this Registration Statement was filed on a timely basis in compliance with the Agreements. The Agreements also required us to cause the Registration Statement to be effective under the Act by September 18, 2007. The Registration Statement is not yet effective under the Act. Consequently, we are incurring substantial cash penalties, as described above.

While the Registration Rights Agreements require us to pay the penalties in cash, we intend to request that our note holders and common stock holders who are entitled to the penalty payments accept payment in the form of convertible notes, as was done in connection with our restructuring in May, 2007. However, there is no assurance that such persons will be amenable to accepting convertible notes in lieu of the cash payments to which they are entitled.

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Private Placement Notes. On May 21, 2007, in connection with the restructuring of the debt of the Company, a majority of the holders of the common stock of the Company agreed to waive certain penalties pursuant to the registration rights agreement relating to the Company’s failure to cause certain shares of common stock and shares of common stock underlying warrants to become registered and extended the deadline for causing such shares to be registered, in exchange for all of the participants in the Company’s prior private placement of common stock receiving pro rata unsecured convertible notes in the aggregate principal face amount of $1 million (classified in the unaudited condensed consolidated balance sheet as of September 30, 2007 as convertible notes).

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

9.	FAIR VALUE OF DERIVATIVE INSTRUMENTS

Fair value of derivative instruments consisting of compound embedded derivatives within the convertible notes and warrants issued in connection with the note financing and common stock financing was calculated using a lattice model utilizing discounted cash flows and Black-Scholes models utilizing weighted average exercise prices. The following primary assumptions were used:

•	Stock growth of 15%.

•	Annual volatility of 50%.

•	Note default of 5% increasing 0.1% per quarter and 95% near term for one quarter.

•	Alternative financing available of 0% initially, increasing 1% per quarter to a maximum of 10%.

•	Conversion pricing and exercise reset events occurring 10% of the time resulting in a weighted average conversion price of $5.467 and the warrant exercise price adjustment factor of 0.956.

The valuations of the embedded derivatives within the convertible notes and investor warrants at the effective date of issuance are recorded as a discount to the face value of the convertible notes. The registration rights contingent liability of $3,869 was recorded for the near term default for the period ending September 30, 2007. The discount is amortized over the life of the notes using an effective interest method. In addition, the value of the warrants issued to the placement agent was recorded as deferred financing costs in the amount of $1,429 and is expensed over the life of the note using an effective interest method. The warrants issued in connection with the common stock financing were valued at $7,361 on November 8, 2006. These derivative liabilities were fair valued as of September 30, 2007 as follows:

	(IN THOUSANDS)
	September 30, 2007 (Unaudited)	December 31, 2006

Compound embedded derivatives within the convertible notes	$28,938	$17,162
Warrants attached to convertible notes	10,349	7,747
Warrants attached to common shares	3,599	7,239

	$42,886	$32,148

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company owed three shareholders a total of $844 related to the acquisition and reimbursement of certain monies received on their behalf. This amount was reported as due to related parties on the consolidated balance sheet. These amounts were paid in full during the nine months ended September 30, 2007.

Pursuant to the purchase agreement to acquire SLHL, the seller was required to loan the Company $2,000. As of September 30, 2007, the seller has loaned the Company $2,000. The loan is noninterest-bearing and payable after five years. This amount is reported as loan payable, related party on the unaudited condensed consolidated balance sheet.

11.	401(k)/PROFIT-SHARING PLAN

The Company has a 401(k) Profit Sharing Plan (the “Plan”), covering all eligible employees, as defined in the Plan. The Plan provides for employees’ contributions based on a percentage of covered employees’ salaries. The Company may contribute to the Plan matching contributions and discretionary profit sharing contributions. The Company approved a matching contribution equal to 25% of the employees’ contribution to the extent aggregate contributions did not exceed 4% of the employees’ compensation and additional profit sharing contributions. The 401(k) profit sharing expense was $31 and none for the three months ended September 30, 2007 and 2006, respectively, and $77 and none for the nine months ended September 30, 2007 and for the period from February 6, 2006 (date of inception) to September 30, 2006, respectively.

12.	OPTIONS AND RESTRICTED COMPENSATION AGREEMENTS

On November 8, 2006, the Company established the 2006 Equity Incentive Plan (“2006 Plan”) which provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), performance shares, restricted stock, restricted stock units and other common stock based awards to our employees, officers, directors, consultants, independent contractors and advisors of the Company and any other person who is determined by the Compensation Committee or the Board of Directors to have made (or is expected to make) contributions to the Company. The maximum number of shares available for issuance under the 2006 Plan as of September 30, 2007 is 1,634 shares. As of September 30, 2007, the Board of Directors have authorized the issuance of options to purchase 1,175 shares of common stock, of which 940 are outstanding, and the issuance of 234 shares of restricted stock under the 2006 Plan. As of September 30, 2007, the Company granted 667 SARs as additional compensation. These options and SARs have been granted with an exercise price equal to $10 per share. The options have a 5-year term with full vesting ranging from two to three years. The issued restricted compensation shares are held in escrow and have an exercise price of $.001 per share with a vesting rate and period of fifty percent in the second year and fully vested in the third year. Stock-based compensation expense was $454 and none for the three months ended September 30, 2007 and 2006, respectively, and $1,708 and none for the nine months ended September 30, 2007 and the period from February 6, 2006 (date of inception) to September 30, 2006, respectively, and is included in general and administrative expenses.

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

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	INCOME TAXES

Effective January 1, 2007, the Company adopted FIN 48, and, as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. All federal and state tax filings for the Company as of December 31, 2006 have been timely filed. The Company, because of the acquisitions, is subject to U.S. federal or state income tax examinations by tax authorities for years after 2003. During the periods open to examination, the Company has net operating loss (“NOL”) carryforwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOL carryforwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

The income tax benefit effective tax rate differs from the statutory federal income tax rate of 34% due to permanent differences and state income taxes.

14.	LEASE COMMITMENTS

The Company leases various facilities and equipment in accordance with non-cancelable operating lease agreements, which expire at various dates through 2012. Total rent expense (net of sublease income) was $4,222 and $12 for the three months ended September 30, 2007 and 2006, respectively, and $12,084 and $27 for the nine months ended September 30, 2007 and for the period from February 6, 2006 (date of inception) to September 30, 2006, respectively. The amount of sublease income recorded as an offset to rental expense was $894 and none for the three months ended September 30 2007 and 2006, respectively, and $2,199 and none for the nine months ended September 30, 2007 and for the period from February 6, 2006 (date of inception) to September 30, 2006, respectively.

The Company has capital lease obligations with financial institutions, with monthly installments of principal, including interest at various rates ranging from 4.3% to 12.1% through 2010, collateralized by equipment. As of September 30, 2007, future minimum lease payments required under non-cancelable leases are as follows:

	(IN THOUSANDS)

Year ending December 31,	Capital leases	Operating leases

2007	$242	$3,674
2008	867	13,815
2009	323	11,806
2010	34	9,482
2011		7,019
Thereafter		5,653

Total future minimum lease payments	1,466	$51,449

Less - Amount representing interest	(98)

Present value of future net minimum lease payments	$1,368

SUMMIT GLOBAL LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	OTHER COMMITMENTS AND CONTINGENCIES

Registration Commitments

The Company entered into a registration rights agreement with the buyers of the common shares in the private placement and convertible notes to provide certain registration rights with respect to the common stock underlying the warrants and the convertible notes and the shares held by management and certain security holders of the Company by April 9, 2007. The Company failed to register the common stock, and to obtain an extension of the deadline to September 18, 2007, paid the holders of the notes and warrants $3 million in the form of new convertible debt. The company failed to meet the September 18, 2007 registration rights agreement and consequently, is obligated to pay the buyers of the common shares in the private placement and convertible notes substantial penalty payments. The company recorded a liability of $3,869 during the three months ended September 30, 2007. See Note 8 Convertible Notes.

Contingent Payments

In connection with the acquisitions, as additional purchase price, the Company has contractual commitments to make earn-out payments to former shareholders of TUG and SHLI based upon agreed target levels. In addition, there are contingent earn-out payments based upon achievement above the targets. The TUG earn-outs are based upon agreed EBIT (earnings before interest and taxes) targets over a period of five years. The estimated TUG earn-out is approximately $6 million. The SHLI earn-outs are based on a payment of 65% of projected EBITDA (earnings before interest, taxes and depreciation) in year one, two and three. After year three, the SHLI enterprise value will be determined based upon the average of the first three years EBITDA, multiplied by six. Any payments made from inception, and the value of the shares owned by the selling stockholder of SHLI valued at the fair market value at end of year three, will be deducted from the enterprise value calculated above. Any remaining balance due will be paid in cash in years four and five. The estimated SHLI earn-out is approximately $15 million. Additional earn-out payments will be recorded as goodwill.

In the event of a change in control, the selling shareholders of TUG will receive their estimated unrealized earn-out payments in cash and stock and a pro rata amount thereof if the change in control occurs prior to November 8, 2009.

In the event of a change in control, the principal selling shareholder of SHLI will receive its unrealized earn-out payment provided, that, if the change in control occurs within three years of the date of consummation of the acquisition, it shall receive six times the three year average EBITDA (as defined in the SHLI stock acquisition agreement) of SHLI, less any prior earn-out payments. The Company has contractual obligations to make contingent bonus payments to certain of TUG and continuing key employees based on EBIT targets set forth in three separate bonus agreements with the employees over a period of five years. The payments under the employees’ bonus agreements will be recorded as compensation.

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

16.	SUBSEQUENT EVENTS

In November, 2007 the Company received conditional permission by governmental authorities in Shanghai, Peoples Republic of China, to acquire SeaMaster Logistics (China) Ltd (aka Young Jet International Logistics, Inc.) through its wholly-owned Chinese subsidiary, SeaMaster Logistics (Shanghai) Ltd. The Company is completing this process with local governmental authorities.

On November 19, 2007, the Company received from its senior secured lenders waivers of all existing defaults under its senior secured credit facility, in exchange for which, the Company, among other terms and conditions, agreed to (i) pay the senior lender a $250 cash amendment fee and (ii) an increase in the interest rates on certain types of loans. The senior secured lender also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

Additionally, on November 19, 2007, the Company received from its senior secured note holders waivers of all existing defaults under its senior secured convertible notes, in exchange for which, the Company, among other terms and conditions, agreed to the following: to pay the note holders $250 in the form of additional notes; to use its best efforts to cause two persons nominated by a certain note holder to be appointed to its board of directors; and, effective November 23, 2007, to increase the interest rate on the notes, by 150 basis points, and reduce the conversion price of the notes and exercise price of the warrants associated with the notes from $5.50 per share to $3.00 per share. The senior secured note holders also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

Item I. Financial Statements - Predecessor Companies

FMI HOLDCO I LLC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Revenues	$32,038	$84,748

Expenses
Direct expenses, excluding depreciation	24,628	65,363
Facility shutdown and other costs	78	163
Depreciation and amortization	1,130	3,389
General and administrative	2,874	8,940

Income from operations	3,328	6,893

Other income (expense)
Interest income	6	32
Interest expense and bank fees	(1,378)	(4,247)

	(1,372)	(4,215)

Income before income taxes	1,956	2,678

Income taxes	0	90

Net income	$1,956	$2,588

See accompanying notes to Condensed Consolidated Statement of Operations.

FMI HOLDCO I LLC AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(IN THOUSANDS)

Cash flows from operating activities
Net income	$2,588
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	210
Depreciation	1,314
Amortization of intangibles	2,074
Gain on disposition of fixed assets	(10)
Changes in assets and liabilities
Accounts receivable	(2,638)
Prepaid expenses and other current assets	(403)
Deposits	(239)
Deferred rent	(247)
Reserve for self insurance	(348)
Accounts payable and accrued expenses	1,500

Net cash provided by operating activities	3,801

Cash flows from investing activities
Acquisition of property and equipment	(662)

Cash flows from financing activities
Repayment of long-term debt and capital lease obligations	(3,474)
Prepayment of senior debt pursuant to excess cash flow agreement	(499)
Debt issuance costs	(41)
Equity contributions (distributions)	(83)

Net cash used in financing activities	(4,097)

Net increase in cash and cash equivalents	(958)

Cash and cash equivalents, beginning of period	1,580

Cash and cash equivalents, end of period	$622

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

At September 30, 2006, approximately 24% and 10% of accounts receivable are due from two customers.

The Company generated approximately 22% and 13% of its revenue for the three months ended September 30, 2006 and 20% and 13% of its revenues for the nine months ended September 30, 2006 from two customers.

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

The Company’s 401(k)/profit-sharing plan covers substantially all eligible full-time employees. Employer contributions for the 401(k) portion are $0.25 per $1.00 for participating employees up to 4% of salary, while employer contributions for the profit-sharing portion are discretionary. Contributions for the three and nine months ended September 30, 2006 were approximately $100 and $300, respectively.

3 -	RELATED PARTY TRANSACTIONS

The Company paid to KRG Capital (“KRG”) $109 for the three months ended September 30, 2006 and $324 during the nine months ended September 30, 2006. These fees were ongoing financial and managerial consulting fees. KRG has a controlling interest in FMI Holdco I LLC.

In 2004, certain members purchased the Carteret facility and assumed the existing lease, which expires in 2014. Payments to the members under this lease totaled $931 for the nine months ended September 30, 2006. On June 29, 2006, the Carteret facility was sold to an unrelated entity, with the present lease remaining in place.

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

The Company incurred an additional expense of approximately $78 and $163 for the three and the nine months ended September 30, 2006 respectively related to the facility shutdown.

5 -	PRO FORMA CORPORATION INCOME TAX PROVISION (UNAUDITED)

FMI Holdco I LLC and Subsidiary is not subject to federal corporation income taxes being an LLC. For information purposes, if the Company was subject to taxes as a C-Corporation status, we expect the effective tax rate for tax provision purposes to be approximately 40%. As a result, our income before income taxes, provision for income taxes and net income on a pro forma basis would be as follows:

	(IN THOUSANDS)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Income before income taxes	$1,956	$2,678

Income taxes	782	1,071

Net income	$1,174	$1,607

TUG LOGISTICS, INC. AND AFFILIATES

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

(IN THOUSANDS)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Net sales	$25,268	$66,292

Cost of sales	23,163	59,892

Gross profit	2,105	6,400

Operating expenses
General and administrative	1,727	4,167
Depreciation and amortization	8	29

Operating expenses	1,735	4,196

Income from operations	370	2,204

Interest expense, less interest income	3	15

Income before income taxes	367	2,189

Income taxes	109	370

Net income	$258	$1,819

See accompanying notes to the Condensed Combined Statements of Operations.

TUG LOGISTICS, INC. AND AFFILIATES

CONDENSED COMBINED STATEMENT OF CASH FLOWS
(UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2006

(IN THOUSANDS)

Cash flows from operating activities
Net income	$1,819
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	29
Provision for doubtful accounts	184
Changes in assets and liabilities
Accounts receivable	(2,148)
Prepaid expenses and other current assets	19
Accounts payable and accrued expenses	902
Income taxes payable	417

Net cash provided by operating activities	1,222

Cash flows from investing activities
Notes receivable, related parties	116
Acquisition of property and equipment	(84)

Net cash provided by investing activities	32

Cash flows from financing activities
Loan payable, bank	(300)
Principal payments of long term debt and capital lease obligations	(14)
Proceeds from issuance of stock	200

Dividends paid	(144)

Net cash used in financing activities	(258)

Net increase in cash, and cash equivalents, end of period	996

Cash, beginning of period	1,461

Cash, end of period	$2,457

Supplemental cash flow disclosures
Interest paid	$6
Income taxes paid	$33

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

Income Taxes

LAX and CLARE have elected S Corporation status for federal and California income tax purposes. Under these elections, the taxable income or loss is reportable by the stockholders on their individual income tax returns and there are no provisions made for federal income tax. Provisions are made for applicable state income taxes. For information purposes, if the Company was subject to taxes as a C-Corporation status, we expect the effective tax rate for tax provision purposes to be approximately 40%. As a result, our income before income taxes, provision for income taxes and net income on a pro forma basis would be as follows:

	(IN THOUSANDS)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Income before income taxes	$367	$2,189

Income taxes	147	876

Net income	$220	$1,313

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

FORWARD LOOKING STATEMENTS

This quarterly report contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements generally relate to our strategies, plans and objectives for future operations and are based on our current plans and beliefs or estimates of future results or trends. Forward looking statements also involve risks and uncertainties, including, but not restricted to, the risk and uncertainties described in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2006, and in our subsequent Quarterly Reports on Form 10Q, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict.

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

Consolidated and Predecessor Companies Financial Statements

We have included in our filing the unaudited condensed consolidated statements of operations for Summit Global Logistics Inc. (formerly Aerobic Creations Inc.) and its subsidiary, Maritime Logistics US Holdings Inc., and its subsidiaries (“Maritime” or “MLI”), TUG USA, Inc., Summit Logistics International, Inc., AMR Investment Inc., Seamaster Logistics Inc., FMI Holdco I LLC, and their subsidiaries (collectively, the “Company,” “we,” “us,” and/or “our”) for the three and nine months ended September 30, 2007 and the three months ended September 30, 2006 and the period from February 6, 2006 (date of inception) to September 30, 2006 and the inclusion as of April 1, 2007 of Seamaster Logistics (China) Ltd, our variable interest entity. Also included are separate unaudited condensed consolidated statements of operations of FMI Holdco I LLC, and Subsidiary (“FMI”); and separate unaudited condensed combined statements of operations of TUG Logistics, Inc. and Affiliates (“TUG”), for the three and nine months ended September 30, 2006 and separate unaudited condensed consolidated statements of cash flows of FMI and TUG for the nine months ended September 30, 2006. FMI and TUG are each considered to be a predecessor company. Under generally accepted accounting principles in the United States (“GAAP”), it is not acceptable to combine their historical operations, as there was no common control or management prior to the November 8, 2006 acquisition of these companies. We believe the following discussion of operating results to be acceptable for GAAP purposes and meaningful to understanding of our business. The financial information presented is not necessarily indicative of the future financial position or future results of operations of the consolidated enterprise.

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

As a result of the merger, MLI became a wholly-owned subsidiary of the Company and the security holders of MLI received an aggregate of 1,451,000 restricted shares of the Company’s common stock representing approximately 85.5% of the Company’s outstanding common stock immediately after the merger and prior to the financings. Accounting principles generally accepted in the United States generally require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. The acquisition was accounted for as a reverse acquisition whereby MLI was deemed to be the “accounting acquirer.” Additionally, upon the effectiveness of the merger, the Company’s then existing officers and directors were replaced by individuals associated with MLI. Upon the effectiveness of the merger and prior to the financings and the acquisitions, security holders holding 85.5% of the Company’s then outstanding common stock voted, by written consent, to amend and restate its certificate of incorporation, to, among other things, change the Company’s corporate name from Aerobic Creations, Inc. to Summit Global Logistics, Inc. and effect the reverse split, as described below. In addition, the Company’s security holders voted to approve certain executive compensation arrangements and to adopt a new stock incentive plan and certain other benefit plans. On January 29, 2007, the Company filed a definitive information statement with the Securities and Exchange Commission under Regulation 14C of the Exchange Act with respect to these stockholder consents. The actions taken by the consent became effective on or around February 20, 2007, 20 days after mailing an information statement in compliance with Regulation 14C to the Company’s security holders.

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

On or about December 26, 2006, the provincial authority in Shanghai in the People’s Republic of China approved the establishment of our wholly-foreign-owned enterprise, or WFOE, in the People’s Republic of China under newly adopted rules in China permitting foreign corporations to own and operate their own companies in China. The approval we received was subject to the WFOE obtaining its business license from the Shanghai provincial authority, which was subsequently received. Consequently, we have proceeded to establish offices at major transportation centers located in China. Given the flexibility this new approval will afford us, we currently are reviewing our overall strategy (including our acquisition strategy) for addressing the Chinese market. We may acquire the Shanghai office of SeaMaster Logistics (China) Ltd., a Chinese company we refer to as SeaMaster China, during 2007, and subsequently, its other offices in China, subject in each case to the approval of local authorities in each province. We may acquire SeaMaster China’s assets, or hire its personnel. At present, SeaMaster, our subsidiary, has an exclusive agency agreement with SeaMaster China. SeaMaster China has a Class A license as an international freight forwarding agent in Shanghai. We believe acquiring SeaMaster China or its assets, or hiring some or all of its personnel, in the future, will provide increased freight services revenue for us in China. We hope to hire additional personnel experienced in logistics in China during the fourth quarter of 2007 and 2008. There can be no assurance that we will consummate the acquisition of SeaMaster China, or hire the additional experienced personnel in China. SeaMaster China primarily focuses on imports to the United States.

Discussion of Operating Results

The following discussion of operating results explains material changes in results of operations for the unaudited consolidated and combined companies for the three and nine months ended September 30, 2007 and 2006. The discussion should be read in conjunction with the financial statements and related notes and financial information included elsewhere in this report.

Maritime merged with a wholly owned subsidiary of Aerobic Creations, Inc. (“Aerobic”) on November 8, 2006. On February 20, 2007, Aerobic changed its name to Summit Global Logistics, Inc. (“Summit”). Maritime, the accounting acquirer was formed on February 6, 2006, which is the date of inception of our consolidated entity.

The financial information of Summit reflects the unaudited condensed consolidated results of operations of Summit Global Logistics Inc. and subsidiaries for the three and nine months ended September 30, 2007. The financial information of Summit for the three months ended September 30, 2006 and for the period from February 6, 2006 (date of inception) to September 30, 2006 reflects the unaudited condensed consolidated results of operations of Maritime, the accounting acquirer and subsidiary acquired by Summit on November 8, 2006.

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

FMI and TUG are each considered to be a predecessor company. However, under GAAP, it is not acceptable to combine their historical operations, as there was no common control or management prior to the November 8, 2006 acquisition; thus, we believe the following discussion of operating results to be acceptable for GAAP purposes and meaningful to understanding of our business.

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

In December 2006, the provincial authority in Shanghai in the People’s Republic of China (“PRC”) approved the establishment of Seamaster Logistics (Shanghai) Ltd., a wholly-foreign-owned enterprise, or WFOE, under newly adopted rules in the PRC permitting foreign corporations to own and operate companies in the PRC. The approval was subject to the WFOE obtaining a business license from the Shanghai provincial authority, which was received in January 2007. During 2007, through our WFOE, we established offices at major transportation centers in the PRC. SLI, our subsidiary, has an exclusive agency agreement with Seamaster Logistics (China) Ltd., a Chinese company, (“Seamaster China”). We may acquire the Shanghai office of Seamaster China. Seamaster China has a Class A license as an international freight forwarding agent in Shanghai. The Company believes that Seamaster China is a variable interest entity (“VIE”). Under GAAP, because it is considered a VIE, Seamaster China is consolidated in the financial statements effective April 1, 2007. SLI, SLHL, Seamaster (Shanghai) Ltd., and Seamaster China are collectively referred to as Seamaster.

In November, 2007 the Company received conditional permission by governmental authorities in Shanghai, Peoples Republic of China, to acquire SeaMaster Logistics (China) Ltd (aka Young Jet International Logostics, Inc.) through its wholly-owned Chinese subsidiary, SeaMaster Logistics (Shanghai) Ltd. The Company is completing this process with local governmental authorities.

Geographic Operating Results.

We manage our business through two geographic areas comprised of the Americas and Asia Pacific, which offer similar products and services. Each geographic area is managed regionally by executives who are directly accountable to and maintain regular contact with our Chief Executive Officer to discuss operating activities, financial results, forecasts and plans for each geographic region. For reporting purposes by geographic region, airfreight and ocean freight forwarding revenues for the movement of goods is attributed to the country where the shipment originates. Revenues for all other services are attributed to the country where the services are performed. Summit’s unaudited consolidated revenues and net income (loss) for the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and the period from inception through September 30, 2006 are set forth in the following table (in millions):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006

Revenues:
Americas	$28.1	$32.0
Asia Pacific	71.8	25.9

	$99.9	$57.9

Net income (loss):
Americas	$2.4	$1.8
Asia Pacific	.6	.3
Corporate costs	(18.1)	—

	$(15.1)	$2.1

	Nine Months Ended September 30, 2007	February 6, 2006 (date of inception) to September 30, 2006

Revenues:
Americas	$78.9	$84.7
Asia Pacific	136.2	67.4

	$215.1	$152.1

Net income (loss):
Americas	$1.4	$2.3
Asia Pacific	1.4	1.8
Corporate costs	(34.7)	—

	$(31.9)	$4.1

Three months ended September 30, 2007 compared with the prior period and predecessor three months ended September 30, 2006. For the three months ended September 30, 2007 and 2006, the results of operations of each of the separate companies are shown in the following table and significant changes are discussed below (in millions):

	Three Months Ended September 30,

	2007	2006	Change	%

Revenues:
Summit	$99.9	$0.6	$99.3
FMI	—	32.0	(32.0)
TUG	—	25.3	(25.3)

	99.9	57.9	42.0	72.5%
Revenues less direct expenses (Gross profit):
Summit	12.0	0.1	11.9
FMI	—	7.4	(7.4)
TUG	—	2.1	(2.1)

	12.0	9.6	2.4	25.0%
Selling, general and administrative:
Summit	11.3	0.3	11.0
FMI	—	2.9	(2.9)
TUG	—	1.7	(1.7)

	11.3	4.9	6.4	130.6%
Depreciation and amortization:
Summit	1.9	—	1.9
FMI	—	1.1	(1.1)
TUG	—	—	—

	1.9	1.1	0.8	72.7%
Loss on impairment of goodwill
Summit	7.1	—	7.1
FMI	—	—
TUG	—	—

	7.1	—	7.1	100.0%
Interest and finance charges:
Summit	6.6	—	6.6
FMI	—	1.4	(1.4)
TUG	—	—	—

	6.6	1.4	5.2	371.4%
Registration rights expense:
Summit	3.9	—	3.9
FMI	—	—	—
TUG	—	—	—

	3.9	—	3.9	100.0%
Other income (expense):
Summit	(1.8)	—	(1.8)
FMI	—	—	—
UG	—	—	—

	(1.8)	—	(1.8)	(100.0	) %
Income tax (benefit) provision:
Summit	(5.5)	—	(5.5)
FMI	—	—	—
TUG	—	0.1	(0.1)

	(5.5)	0.1	(5.6)	(5,600	) %
Net (loss) income:
Summit	(15.1)	(.2)	(14.9)
FMI	—	2.0	(2.0)
TUG	—	.3	(0.3)

	$(15.1)	$2.1	$(17.2)	(819	) %

Revenues

•

SUMMIT– Revenues were $99.9 million for the three months ended September 30, 2007 compared to $0.6 million for the three months ended September 30, 2006. Summit acquired FMI and TUG on November 8, 2006, and thus, its revenues for the three months ended September 30, 2006 do not reflect the revenues of the acquired companies. In April 2007, Summit actively started its operations in the PRC through its subsidiaries and VIE, which are referred to as Seamaster. Our revenues are classified into two types, (a) logistics services and (b) air and ocean freight services. Our logistics service revenues are generated by FMI. Our air and ocean freight service revenues are principally generated by TUG, Seamaster, AmeRussia and SLI. Our logistics revenues and air and ocean freight revenues for the three months ended September 30, 2007 were $29.6 million and $70.3 million, respectively. During the three months ended September 30, 2007, air and ocean freight revenues generated by Seamaster, AmeRussia and SLI were $24.7 million, $1.2 million and $10.4 million, respectively.

•

FMI - Revenues were $32.0 million for the three months ended September 30, 2006. On November 8, 2006, FMI was acquired by Maritime, a subsidiary of Summit. On a comparative basis, FMI’s revenue (which is included in Summit’s results) for the three months ended September 30, 2007 were $29.6 million, a decrease of $2.4 million or 7.5%. This decrease is due to the loss of warehouse accounts, decreasing revenue from cargo handling. We do not expect this trend to continue.

•

TUG - Revenues were $25.3 million for the three months ended September 30, 2006. On November 8, 2006, TUG was acquired by Maritime, a subsidiary of Summit. On a comparative basis, TUG’s revenue (which is included in Summit’s results) for the three months ended September 30, 2007 were $34 million, an increase of $8.7 million or 34.4%. This increase is due to (i) an increase in containerized cargo freight management movements related to the continued expansion of business to the United States’ East and Gulf Coasts from Asia, including the opening of a New York office during 2006, and (ii) general market growth. We expect this trend to continue.

Revenues less direct expenses (Gross profit)

•

SUMMIT - Gross profit was $12 million for the three months ended September 30, 2007 compared to $0.1 million for the three months ended September 30, 2006 (does not reflect the operations of the acquired companies). Our logistics and air and ocean freight gross profits for the three months ended September 30, 2007 were $6.6 million and $5.4 million, respectively. Our logistics and air and ocean freight services gross profits as percentages of revenues were 22.3% and 7.6%, respectively.

•

FMI - Gross profit was $7.4 million for the three months ended September 30, 2006. On a comparative basis, gross profit for the three months ended September 30, 2007 (which is included in Summit’s results) was $6.6 million, a decrease of $0.8 million or 10.8%. On a comparative basis, gross profit as a percentage of revenue decreased from 23.1% in the three months ended September 30, 2006 compared to 22.3% for the three months ended September 30, 2007. This decrease and the lower gross profit margin is due to the loss of warehousing revenue accounts reducing the overall contribution factor on the fixed cost of the building.

•

TUG - Gross profit was $2.1 million for the three months ended September 30, 2006. On a comparative basis, gross profit for the three months ended September 30, 2007 (which is included in Summit’s results) was $2.3 million, an increase of $0.2 million or 9.5%, however gross profit as a percentage of revenue decreased from 8.3% to 6.9%. The increase in gross profit was due to our increase in sales by 34.7%. The decrease in our gross profit percentage was due to an increase in ocean freight costs including peak season charges and lower margin on co-load business, which could not be fully passed on to our customers. We do not expect this trend to continue.

Selling, general and administrative expenses

•

SUMMIT - Selling, general and administrative (“SG&A”) expenses were $11.3 million for the three months ended September 30, 2007, compared to $0.3 million for the three months ended September 30, 2006 (does not reflect the operations of the acquired companies). For the three months ended September 30, 2007 the unaudited condensed consolidated SG&A expenses of $11.3 million consisted principally of salaries and benefits of $4.5 million, stock based compensation of $0.5 million, professional fees of $2.2 million, office expenses of $1.5 million, and other SG&A expenses of $2.6 million. For the three months ended September 30, 2007, SG&A expenses related to our logistics services, air and ocean freight services, and corporate SG&A expenses were $2.7 million, $4.4 million and $4.2 million, respectively. Corporate office SG&A expenses for the three months ended September 30, 2007 consisted of salaries and benefits of $0.4 million, stock based compensation of $0.5 million, professional fees of $1.9 million, office expenses of $0.4 million, and other SG&A expenses of $1 million.

•

FMI - SG&A expenses were $2.9 million for the three months ended September 30, 2006. On a comparative basis, SG&A expenses for the three months ended September 30, 2007 (which is included in Summit’s results) were $2.7 million, a decrease of $0.2 million or 7.4%. This is principally due to the elimination of financial and managerial consulting fees that FMI was paying in 2006 to a member with a controlling interest that ended in October 2006.

•

TUG - SG&A expenses were $1.7 million for the three months ended September 30, 2006. On a comparative basis, SG&A expenses for the three months ended September 30, 2007 (which is included in Summit’s results) were $1.7 million.

Depreciation and amortization

•

SUMMIT – Depreciation and amortization expenses of $1.9 million for the three months ended September 30, 2007 reflect the consolidated operations of Summit Global Logistics Inc. and Subsidiaries. For the three months ended September 30, 2007, depreciation and amortization expenses related to our logistics services, air and ocean freight services, and corporate were $1.5 million, $.3 million and $.1 million, respectively.

•

FMI – Depreciation and amortization expenses were $1.1 million for the three months ended September 30, 2006. On a comparative basis, depreciation and amortization expenses for the three months ended September 30, 2007 (which is included in Summit’s results) were $1.5 million, an increase of $0.4 million or 35.9%. This increase is primarily due to amortization of revalued intangible assets adjusted to their fair value at the date of acquisition on November 8, 2006.

Loss on impairment of goodwill

•

SUMMIT- The $7.1 million charge for impairment of goodwill is based on restructuring of SMI. The Company periodically tests the carrying value of goodwill for impairment. Accordingly, there could be further impairment charges in the future.

Interest and finance charges

•

SUMMIT – Interest and finance charges of $6.6 million for the three months ended September 30, 2007 relates principally to the senior secured credit facility obtained and the convertible notes issued to finance acquisitions of FMI and TUG on November 8, 2006 as well as additional notes we have since issued. Since our restructuring on May 21, 2007, the interest rates related to the senior secured debt and convertible notes were increased by approximately 75 basis points on average. In addition, because we were in default of our loan covenants, the interest expense recorded during the three months ended September 30, 2007 was based on the default interest rate, which is 200 basis points higher than the normal rate.

•	FMI – Interest and finance charges was $1.4 million for the three months ended September 30, 2006. The credit facility of FMI was fully paid at the date of its merger with Summit.

Registration rights expense

•

SUMMIT – Registration rights expense of $3.9 million is principally due to the failure to meet the registration provision with the convertible note holders and the private placement common stock purchasers as of September 30, 2007. We expect to continue to incur these expenses, at the rate of approximately $2.4 million per month until our Registration Statement is declared effective under the Securities Act of 1933, subject to the contractual cap of approximately $11.8 million. While the Registration Rights Agreements require us to pay the penalties in cash, we intend to request that our note holders and common stock holders who are entitled to the penalty payments accept payment in the form of convertible notes, as was done in connection with our restructuring in May, 2007. However, there is no assurance that such persons will be amenable to accepting convertible notes in lieu of the cash payments to which they are entitled.

Other income (expense)

•	SUMMIT – Other expense of $1.8 million is principally due to the loss in fair value of derivative instruments. Our derivative instruments include embedded discounts on convertible notes and warrants.

Income tax (benefit) provision

•

SUMMIT - Income tax benefit of $5.5 million for the three months ended September 30, 2007 is 27% of the loss before income tax (benefit) provision. The effective tax rate differs from the statutory federal income tax rate of 34% due to permanent differences and state income taxes.

Net income (loss)

•

SUMMIT - Net loss of $15.1 million for the three months ended September 30, 2007 reflects the consolidated operations of Summit Global Logistics, Inc. and Subsidiaries (including the acquired companies and our VIE). The consolidated loss reflects, in part, increased SG&A expenses consisting primarily of salaries and benefits, corporate office overhead, increased interest expense and loss on impairment of goodwill.

•

FMI - Net income was $2 million for the three months ended September 30, 2006. On a comparative basis, FMI’s net income before taxes (without reallocation of corporate expenses) for the three months ended September 30, 2007 (which is included in Summit’s results) was $2.4 million or an increase of $.4 million. This increase is primarily attributable to a decrease in interest expense offset by a reduction of logistics revenues and gross profit.

•

TUG - Net income was $0.3 million for the three months ended September 30, 2006. On a comparative basis, TUG’s net income without reallocation of corporate expenses for the three months ended September 30, 2007 (which is included in Summit’s results) is $0.4 million, an increase of $0.1 million. This increase was primarily caused by an increase in sales offset by the increased SG&A expenses.

Nine months ended September 30, 2007 compared with the prior period and predecessor nine months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006, the results of operations of each of the separate companies are shown in the following table and significant changes are discussed below (in millions):

	2007	2006	Change	%

Revenues:
Summit	$215.1	$1.1	$214.0
FMI	—	84.7	(84.7)
TUG	—	66.3	(66.3)

	215.1	152.1	63.0	41.4%
Revenues less direct expenses (Gross profit):
Summit	26.8	0.2	26.6
FMI	—	19.3	(19.3)
TUG	—	6.4	(6.4)

	26.8	25.9	0.9	3.5%
Selling, general and administrative:
Summit	30.2	0.5	29.7
FMI	—	9.0	(9.0)
TUG	—	4.2	(4.2)

	30.2	13.7	16.5	120.4%
Depreciation and amortization:
Summit	5.5	—	5.5
FMI	—	3.4	(3.4)
TUG	—	—	—

	5.5	3.4	2.1	61.8%
Loss on impairment of goodwill
Summit	7.1	—	7.1
FMI	—	—
TUG	—	—

	7.1	—	7.1	100%
Interest and finance charges:
Summit	18.0	—	18.0
FMI	—	4.2	(4.2)
TUG	—	—	—

	18.0	4.2	13.8	328.6%
Registration rights expense:
Summit	6.9	—	6.9
FMI	—	—	—
TUG	—	—	—

	6.9	—	6.9	100.0%
Other income (expense):
Summit	(1.7)	—	(1.7)
FMI	—	—	—
TUG	—	—	—

	(1.7)	—	(1.7)	(100.0%)

Income tax (benefit) provision:
Summit	(10.7)	—	(10.7)
FMI	—	0.1	(.1)
TUG	—	0.4	(.4)

	(10.7)	0.5	(11.2)	(2,240)%
Net income (loss):
Summit	(31.9)	(0.3)	(31.6)
FMI	—	2.6	(2.6)
TUG	—	1.8	(1.8)

	$(31.9)	$4.1	$(36.0)	(878.1)%

Revenues

•

SUMMIT - Revenues were $215.1 million for the nine months ended September 30, 2007 compared to $1.1 million for the prior period from February 6, 2006 (date of inception) to September 30, 2006. Summit acquired FMI and TUG on November 8, 2006, and thus, its revenues for the period from inception to September 30, 2006 do not reflect the revenues of the acquired companies. In April 2007, Summit actively started its operations in the PRC through its subsidiaries and VIE, which are referred to as Seamaster. Our revenues are classified into two types, (a) logistics services and (b) air and ocean freight services. Our logistics service revenues are generated by FMI. Our air and ocean freight service revenues are principally generated by TUG, Seamaster, AmeRussia and SLI. Our logistics revenues and air and ocean freight revenues for the nine months ended September 30, 2007 were $78.9 million and $136.2 million, respectively. During the nine months ended September 30, 2007, air and ocean freight revenues generated by Seamaster, AmeRussia and SLI were $39.4 million, $2.6 million and $11.4 million, respectively.

•

FMI - Revenues were $84.7 million for the nine months ended September 30, 2006. On November 8, 2006, FMI was acquired by Maritime, a subsidiary of Summit. On a comparative basis, revenues for the nine months ended September 30, 2007 (which are included in Summit’s results) were $78.9 million, a decrease of $5.8 million or 6.9%. This decrease is due to the loss of warehouse accounts decreasing the revenue from cargo handling. We do not expect this trend to continue.

•

TUG - Revenues were $66.3 million for the nine months ended September 30, 2006. On November 8, 2006, TUG was acquired by Maritime, a subsidiary of Summit. On a comparative basis, revenues for the nine months ended September 30, 2007 (which are included in Summit’s results) were $82.8 million, an increase of $16.5 million or 24.9%. This increase is due to (i) an increase in containerized cargo freight management movements related to the continued expansion of business to the United States’ East and Gulf Coasts from Asia, including the opening of a New York office in 2006, and (ii) general market growth. We expect this trend to continue.

Revenues less direct expenses (Gross profit)

•

SUMMIT - Gross profit was $26.8 million for the nine months ended September 30, 2007 compared to $0.2 million for the prior period from February 6, 2006 (date of inception) to September 30, 2006. In 2006, Summit through Maritime was a newly formed entity. Our logistics and air and ocean freight gross profits for the nine months ended September 30, 2007 were $14.8 million and $12 million, respectively. Our logistics and air and ocean freight services gross profits as a percentage of revenue were 18.7% and 8.9%, respectively.

•

FMI - Gross profit was $19.3 million for the nine months ended September 30, 2006. On a comparative basis, gross profit for the nine months ended September 30, 2007 (which is included in Summit’s results) was $14.8 million, a decrease of $4.5 million or 23.3%. On a comparative basis, gross profit as a percentage of revenue decreased from 22.9% for the nine months ended September 30, 2006 compared to 18.7% for the nine months ended September 30, 2007. This decrease and the lower gross profit margin is due to the loss of warehousing revenue accounts reducing the overall contribution factor on the fixed cost of the building. We do not expect this trend to continue.

•

TUG - Gross profit was $6.4 million for the nine months ended September 30, 2006. On a comparative basis, gross profit for the nine months ended September 30, 2007 (which is included in Summit’s results) was $6.9 million, an increase of $0.5 million or 7.8%. On a comparative basis, gross profit as a percentage of revenue decreased from 9.7% to 8.4%. This decrease is due to the increase in ocean freight costs including peak season charges and lower margin on co-load business, which could not be fully passed on to our customers. We do not expect this trend to continue.

Selling, general and administrative expenses

•

SUMMIT - Selling, general and administrative (“SG&A”) expenses were $30.2 million for the nine months ended September 30, 2007, compared to $0.5 million for the period from February 6, 2006 (date of inception) to September 30, 2006. In 2006, Summit through Maritime was a newly formed entity. For the nine months ended September 30, 2007, Summit’s unaudited condensed consolidated SG&A expenses consisted principally of salaries and benefits of $13.5 million, stock based compensation of $1.7 million, professional fees of $6.4 million, office expenses of $3.3 million, and other SG&A expenses of $5.3 million. For the nine months ended September 30, 2007, SG&A expenses related to our Logistics services, Air and ocean freight services, and Corporate SG&A expenses were $8.4 million, $9.9 million and $12 million, respectively. Corporate office SG&A expenses for the nine months ended September 30, 2007 consisted of salaries and benefits of $2.3 million, stock based compensation of $1.7 million, professional fees of $5.5 million, office expenses of $0.6 million, and other SG&A expenses of $1.9 million.

•

FMI - SG&A expenses were $9.0 million for the nine months ended September 30, 2006. On a comparative basis, SG&A expenses for the nine months ended September 30, 2007 (which are included in Summit’s results) were $8.4 million, a decrease of $0.6 million or 6.7%. This is principally due to the elimination of financial and managerial consulting fees that FMI was paying in 2006 to a member with a controlling interest that ended in October 2006.

•

TUG - SG&A expenses were $4.2 million for the nine months ended September 30, 2006. On a comparative basis, SG&A expenses for the nine months ended September 30, 2007 (which are included in Summit’s results) were $4.9 million, an increase of $0.7 million or 16.7%. The increase was primarily driven by an increase in staff and other costs to service its business expansion into the United States’ East and Gulf coasts. We do not expect this trend to continue.

Depreciation and amortization

•

SUMMIT – Depreciation and amortization expenses of $5.5 million for the nine months ended September 30, 2007 were due to the consolidated operations of Summit Global Logistics Inc. and Subsidiaries. For the nine months ended September 30, 2007, depreciation and amortization expenses related to our Logistics services, Air and Ocean freight services, and Corporate were $4.7 million, $.7 million and $.1 million, respectively.

•

FMI – Depreciation and amortization expenses were $3.4 million for the nine months ended September 30, 2006. On a comparative basis, depreciation and amortization expenses for the nine months ended September 30, 2007 (which are included in Summit’s results) were $4.7 million, an increase of $1.3 million or 38.1%. This increase is primarily due to amortization of revalued intangible assets adjusted to their fair value at the date of the acquisition on November 8, 2006.

Loss on impairment of goodwill

•

Summit- The $7.1 million charge for impairment of goodwill is based on the restructuring of SMI. The Company periodically tests the carrying value of goodwill for impairment. Accordingly, there could be further impairment charges in the future.

Interest and finance charges:

•

SUMMIT – Interest and finance charges of $18 million for the nine months ended September 30, 2007 relate principally to the senior secured credit facility obtained and the convertible notes issued to finance the acquisitions of FMI and TUG on November 8, 2006, as well as additional notes we have since issued. Since May 21, 2007, the interest rates related to the senior secured debt and convertible notes were increased by approximately 75 basis points, on average. In addition, because we were in default of our loan covenants, the interest expense recorded during the three months ended September 30, 2007 was based on the default interest rates, which are 200 basis points higher than the normal rates.

•	FMI – Interest and finance charges were $4.2 million for the nine months ended September 30, 2006. The credit facility of FMI was fully paid at the date of their acquisition.

Registration rights expense

•

SUMMIT – Registration rights expense of $6.9 million for the nine months ended September 30, 2007 is due to the failure to meet the registration provision with the convertible note holders and the private placement common stock purchasers as of September 30, 2007. We expect to continue to incur these expenses at the rate of approximately $2.4 million per month until our Registration Statement is declared effective under the Securities Act of 1933, subject to the contractual cap of approximately $11.8 million. While the Registration Rights Agreements require us to pay the penalties in cash, we intend to request that our note holders and common stock holders who are entitled to the penalty payments accept payment in the form of convertible notes, as was done in connection with our restructuring in May, 2007. However, there is no assurance that such persons will be amenable to accepting convertible notes in lieu of the cash payments to which they are entitled.

Other income (expense)

•	SUMMIT – Other expense of $1.7 million is principally due to the loss in fair value of derivative instruments which include embedded discounts on convertible notes and warrants.

Income tax (benefit) provision

•

SUMMIT - Income tax benefit of $10.7 million for the nine months ended September 30, 2007 is 25.1% of the loss before income tax expense. The effective tax rate differs from the statutory federal income tax rate of 34% due to permanent differences and state income taxes.

Net income (loss)

•

SUMMIT - Net loss of $31.9 million for the nine months ended September 30, 2007 reflects the consolidated operations of Summit Global Logistics Inc. and Subsidiaries (including the acquired companies and our VIE). The consolidated loss reflects, in part, increased SG&A expenses, consisting primarily of salaries and benefits, corporate office overhead, interest expense, registration rights expense and the loss on impairment of goodwill. During the nine months ended September 30, 2007, our net loss includes, among others, the following non cash expenses:   $7.1 million in charges related to impairment of goodwill, $2.3 million in amortization of deferred financing costs, $4 million in amortization of intangibles, $5.1 million in amortization of discount on convertible debt, $1.7 million of stock based compensation expense, and $1.7 million of loss on derivative instruments.

•

FMI- Net income was $2.6 million for the nine months ended September 30, 2006. On a comparative basis, FMI’s net loss for the nine months ended September 30, 2007 (which is included in Summit’s results) without reallocation of corporate overhead was $1.4 million, a decrease of $1.2 million. This decrease is attributable to FMI’s decreased sales and gross profit margin.

•

TUG - Net income was $1.8 million for the nine months ended September 30, 2006. On a comparative basis, TUG’s net income for the nine months ended September 30, 2007 (which is included in Summit’s results) without reallocation of corporate overhead was $1.4 million, a decrease of $0.4 million. This decrease was primarily caused by a lower gross profit margin and increased SG&A expenses due to the expansion of business in the United States East and Gulf Coasts.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of approximately $8.5 million (including restricted cash of $3.4 million) and working capital of $9.6 million, compared with cash and cash equivalents of $ 15.8 million (including restricted cash of $4 million) and working capital of $20.7 million, at December 31, 2006. The decrease of $7.3 million in our cash and cash equivalents during the nine months ended September 30, 2007, is a result of our use of cash in our operating activities of $13.6 million, use of cash in our investing activities of $2.1 million and cash provided by our financing activities of $8.3 million, consisting primarily of proceeds from the sale of additional convertible notes and the restructuring of existing convertible notes on May 21, 2007. The decrease of $11.1 million in our working capital was primarily attributable to a $3 million increase in our short term debt, accrued registration rights expense of approximately $3.9 million and a net decrease in other working capital accounts of approximately $4.2 million.

As discussed below, we believe that we will require additional working capital during the early part of the first quarter of 2008 to fund our operations and our growth. If we are unable to obtain the capital we need in a timely fashion, there will be a material adverse effect on our business and our financial condition.

We have failed repeatedly in the past to meet certain of the financial covenants under our senior secured credit facility and the convertible notes. As described below, on November 19, 2007, we obtained waivers of all existing defaults from our senior secured lenders and senior secured note holders. As discussed elsewhere herein, we were also in default of our obligation to register certain securities related to the convertible notes and common stock offering; while the default related to the convertible notes has also been waived, we continue to incur substantial cash penalties as a result of our failure to register the shares in compliance with the applicable agreements.

On November 19, 2007, the Company received from its senior secured lenders waivers of all existing defaults under its senior secured credit facility, in exchange for which, the Company, among other terms and conditions, agreed to (i) pay the senior lender a $250 cash amendment fee and (ii) an increase in the interest rates on certain types of loans. The senior secured lender also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

Additionally, on November 19, 2007, the Company received from its senior secured note holders waivers of all existing defaults under its senior secured convertible notes, in exchange for which, the Company, among other terms and conditions, agreed to the following: to pay the note holders $250 in the form of additional notes; to use its best efforts, subject to certain conditions, to cause two persons nominated by a certain note holder to be appointed to its board of directors; and, effective November 23, 2007, to increase the interest rate on the notes, by 150 basis points, and reduce the conversion price of the notes and exercise price of the warrants associated with the notes from $5.50 per share to $3.00 per share. The senior secured note holders also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

Although we were able to secure revised financial covenants from our senior secured lenders and our senior secured note holders in November, 2007, we may nevertheless be unable to comply with our financial covenants in the future. If we are unable to comply in the future with the financial and other covenants contained in our credit documents, there will be a further event of default, in which event, our lenders will have the right to accelerate our indebtedness and foreclose on our assets, in which case we would cease to be a going concern.

We entered into registration rights agreements in connection with our senior secured note and common stock financings on November 8, 2006. These agreements were amended on May 21, 2007 in connection with a restructuring of such notes (“Agreements”). Pursuant to these Agreements, we were required to file our amended registration statement by June 20, 2007 under the Securities Act of 1933, as amended (the “Act”), with respect to certain shares of our common stock. This registration statement (“Registration Statement”) was filed on a timely basis in compliance with the Agreements. The Agreements also required us to cause the Registration Statement to be effective under the Act by September 18, 2007. The Registration Statement is not yet effective under the Act, and thus, we are in default of our obligations under these Agreements. While this default has also been waived, we continue to incur substantial cash penalties as a result of our failure to register the shares in compliance with the applicable agreements.

Under the terms of the Agreements, we are required to pay liquidated damages in the event that the Registration Statement was not declared effective under the Act on or before September 18, 2007. Such payment is a percentage of the aggregate amount invested as follows: one percent (1%) per month ($1.2 million), prorated on a daily basis for the first 30 days after September 18, 2007, and two percent (2%) per month ($2.4 million), prorated on a daily basis for each thirty day period thereafter, subject to a 10% aggregate limit ($11.8 million). Our failure to cause the Registration Statement to be declared effective under the Act by the prescribed date also constituted an event of default under the credit documents with the note holders and our senior secured lenders (by virtue of cross default provisions).

As of November 19, 2007, we have incurred (but not yet paid) aggregate penalties of approximately $5.9 million. We are currently incurring a penalty at the rate of approximately $78,000 a day (or approximately $2.4 million per month). We will continue to incur this penalty until such time as the Registration Statement is declared effective, subject to the $11.8 million aggregate cap. The incurring of these penalties has had and will continue to have a material adverse effect on our results of operations and financial condition. We are currently preparing to file an amendment to our Registration Statement in response to the SEC comments, with a view to having it declared effective as soon as practicable, thereby mitigating the impact on our financial results.

While the Registration Rights Agreements require us to pay the penalties in cash, we intend to request that our note holders and common stock holders who are entitled to the penalty payments accept payment in the form of convertible notes, as was done in connection with our restructuring in May, 2007. However, there is no assurance that such persons will be amenable to accepting convertible notes in lieu of the cash payments to which they are entitled.

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

We believe that we will require additional working capital during the early part of the first quarter of 2008 to fund our operations and our growth. Subject to the approval of our lenders, we anticipate that we will be able to obtain access to additional sources of equity and debt financing but can provide no assurance that additional funds will be available, or if available, on commercially acceptable terms or in a timely manner to enable us to continue our operations in the normal course. Our covenants in connection with our agreements with our senior secured creditor and note holders limit our ability to raise more debt or capital. During the nine months ended September 30, 2007, we invested approximately $6 million in our operations in Asia Pacific through Seamaster Logistics (Shanghai) Ltd. and our exclusive agency agreement with Seamaster Logistics (China) Ltd. for working capital and capital expenditures.

We need to generate cash flows from operations or obtain additional funds, either through the issuance of debt or equity, or we may not have sufficient cash to continue our operations. We cannot be certain that we will be able to generate cash flow from operations or secure additional funds on a timely basis, or at all. Any financing we do obtain could be on onerous terms that are highly dilutive to our existing security holders. Our access to additional sources of liquidity is dependent upon, among other things, the support of our senior lenders and note holders. The terms of our senior credit facility, notes and long-term leases require that we comply with certain financial and other covenants and restrictions which limit our activities, including making further acquisitions or securing additional funding. Subject to obtaining the approval of our lenders, where required, we may seek additional debt or equity financings, in public or private transactions. There can be no assurances that additional equity or debt financing will be available on acceptable terms, if at all. We cannot be certain as to the availability of sufficient liquidity to continue our operations beyond twelve months. Our potential sources of long-term liquidity (beyond twelve months), include our then current cash balances (if any), any cash flows from operations, our current credit facility, though we currently have no availability thereunder, and any additional equity or credit facilities we can arrange.

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

We believe that we will require additional working capital during the early part of the first quarter of 2008 to fund our growth. Subject to the approval of our lenders, we anticipate that we will be able to obtain access to additional sources of equity and debt financing but can provide no assurance that additional funds will be available, or if available, on commercially acceptable terms or in a timely manner to enable us to continue our operations in the normal course. Our covenants in connection with our agreements with our senior secured creditor and note holders limit our ability to raise more debt or capital. During the nine months ended September 30, 2007, we invested approximately $6 million in our operations in Asia Pacific through Seamaster Logistics (Shanghai) Ltd. and our exclusive agency agreement with Seamaster Logistics (China) Ltd. for working capital and capital expenditures.

We anticipate that our capital expenditures for the remainder of 2007 will be approximately $.5 million, comprised of additional office equipment, the replacement of current warehouse equipment, leasehold improvements, and information technology.

We are working constructively with our Senior Secured lender and our Convertible Note holders (which on November 19, 2007, granted us waivers of all existing defaults, as described herein) with respect to various strategic alternatives. In that regard, the Company has engaged Gordian Group, LLC, an investment bank, to advise it on such matters. The Company seeks to maximize the value of the Company and is contemplating, among other possible initiatives, a recapitalization, a restructuring, an alliance with strategic partners, and a sale to or merger with a third party, any of which, if pursued, could be implemented outside or inside Chapter 11 of the Bankruptcy Code, as appropriate.

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

Customs Brokerage. Revenue is recognized when the necessary documentation for customs clearance has been completed. This revenue is generated by the fees charged for providing customs brokerage services. Reimbursement for the disbursements made on behalf of a customer (principally custom duty) is recorded as a reduction of expenses incurred in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket Expenses Incurred.””

Logistics Services. Revenue for warehouse and distribution services is recognized at the time of receipt or at the time of shipment based on services provided. Storage charges are recognized on a monthly basis. Revenue for domestic transportation services is recognized at the time of cargo receipt.

Goodwill

The Company reviews goodwill for impairment annually, or more frequently if impairment indicators arise and goodwill is written off when impaired. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of goodwill. The impairment test is a two-step process. The first step requires comparing the fair value of each reporting unit to its net book value. The Company uses management estimates of future cash flows to perform the first step of the goodwill impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses. The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment to goodwill. The Company recorded an impairment charge of $7,089 in the third quarter of 2007.

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

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business that will require substantial future payments. The following table illustrates the contractual obligations (in thousands) of the operating companies as of September 30, 2007:

	Payments due by period

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Senior secured debt	$51,000	$8,000	$16,000	$27,000	$—

Interest on senior secured debt	17,711	5,785	8,759	3,167	—

Capital leases	1,368	831	537	—	—

Interest on capital leases	98	72	26	—	—

Operating leases	51,450	14,157	22,384	12,094	2,815

Contractual obligations and other loans	100,794	—	—	100,794	—

	$222,421	$28,845	$47,706	$143,055	$2,815

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

Upon the occurrence and during the continuation of an event of default, the interest rate(s) then in effect with respect to the obligations under the senior credit facility will be increased by three percent (3%) per annum. As described herein, we were in default of certain covenants under our senior credit facility, and the interest rates were increased during the pendency of the default.

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

Our senior secured credit facility is secured by a first priority security interest in substantially all of our existing and future assets and the other borrowers that are party to the senior credit facility, including all of their plant property and equipment and accounts receivable, and the proceeds thereof (subject to permitted liens). In addition to the scheduled quarterly term loan principal payments, we are required to make an annual principal payment each year in an amount equal to fifty percent (50%) of excess cash flow for the immediately preceding fiscal year. Excess cash flow is generally defined as our EBITDA for the applicable period less consolidated net interest expense less the cash portion of capital expenditures made during such period less scheduled cash principal payments made on account of debt during such period less all cash prepayments on account of our senior secured credit facility (other than payments on account of revolving loans that do not permanently reduce the revolving commitments by the amount of such payment(s)) during such period less income taxes paid or accrued during such period less special incentive bonuses, earn-outs and deferred payments of purchase price for the acquisitions permitted to be consummated under the senior credit facility made during such period less any closing fee, loan servicing, unused line fee, letter of credit fee and prepayment fee paid during such period. The excess cash flow payments shall be applied to the term loan, in inverse order of maturity. Our credit facility contains affirmative and negative covenants, and financial covenants customarily found in loan agreements for similar financings including, but not limited to, (i) a minimum earnings before interest, taxes, depreciation and amortization referred to as EBITDA covenant measured on a trailing twelve months basis, referred to as TTM, (ii) a maximum total senior debt outstanding to TTM EBITDA ratio covenant, (iii) a minimum fixed charge coverage ratio covenant, (iv) a maximum capital expenditure covenant, and (v) key man provisions with respect to members of management. An early termination fee is due if we terminate the senior credit facility for any reason (other than as described below) prior to the third anniversary of such effective date and is payable as follows: (i) two percent (2%) of the total loan commitment if we terminate the senior credit facility on or prior to the second anniversary of the effective date of the senior credit facility and (ii) one percent (1%) of the total loan commitment if we terminate the senior credit facility after the second anniversary of such effective date and on or prior to the third anniversary of such effective date.

The deferred financing cost in connection with the senior secured credit facility amounted to approximately $6.2 million. This cost will be amortized and charged to expense over the next five years.

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

Amendments to senior secured credit facility

On May 21, 2007, in connection with restructuring the senior secured credit facility, the Company agreed to (i) pay the senior secured creditor $265,000, (ii) an increase in the interest rate on the loan facilities, and (iii) a modification of the financial covenants. In exchange, the lenders waived all then existing declared events of default. As part of restructuring the debt of the Company, the senior secured credit facility was amended to increase the applicable margins by 0.50%. Under the amended credit facility, the applicable margins per annum on LIBOR rate loans now range from 3.75% to 5.25% and for reference rate loans from 2.75% to 4.25% subject to the condition that the applicable margin will not be less than 5.25% during the period from May 21, 2007 until the financial statements are delivered to agent after the last day of the fourth full fiscal quarter after the effective date, as defined.

In addition, on and after May 21, 2007, as part of the restructuring of the debt of the Company, the Company agreed that the senior secured lenders have no obligation to make any revolving loans to the Company under the revolving loan facility, but may do so at their discretion.

On November 19, 2007, in connection with a further restructuring the senior secured credit facility, the Company agreed to (i) pay the senior secured creditor $250, (ii) an increase in the interest rate on the loan facilities, and (iii) a modification of the financial covenants. In exchange, the lenders waived all then existing events of default. As part of restructuring the debt of the Company, the senior secured credit facility was amended to increase the applicable margins by 2%. Under the amended credit facility, the applicable margins per annum on LIBOR rate loans now range from 5.75% to 6.75% and for reference rate loans from 4.75% to 5.75%.

Convertible Notes and Warrants

To finance the acquisitions, Maritime Logistics entered into a securities purchase agreement with certain investors, pursuant to which the investors agreed to purchase (i) secured notes in an aggregate principal amount of $65.0 million, which notes were originally convertible at the option of the holder into shares of our common stock at an initial price equal to $11.00 per share (subject to adjustment) and (ii) warrants to acquire in the aggregate up to 40% of the number of shares of common stock issuable upon conversion of the notes, exercisable until the fifth anniversary of November 8, 2006 at an original initial exercise price equal to $11.00 per share (subject to adjustment) (referred to herein as the note financing). On November 8, 2006, after the recapitalization, we entered into a joinder agreement pursuant to which we assumed the Maritime Logistics obligations under the securities purchase agreement and consummated the note financing. The Conversion and exercise prices of the notes and warrants, respectively, have been reduced in connection with the restructuring described below under the caption “Restructured convertible notes”.

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

A holder may require us to redeem the notes upon an event of default or upon a change of control, in each case at a premium over the principal amount of the notes being redeemed. The premium in the event the note holders require us to redeem their notes due to an event default is the greater of (x) the product of (i) the conversion amount to be redeemed together with accrued interest and unpaid interest and late charges, if any are accrued up to and including the conversion date , in respect of such conversion amount, and (ii) the

Redemption Premium, as defined (ranging from 100% to 120%), or, (y) the product of (a) the closing sale price of the common stock on the date immediately preceding such event of default multiplied by (b) the number of shares of common stock into which the amount set forth in clause (x) would have converted. The premium in the event of a change of control is equal to the product of the amount of principal being redeemed multiplied by the greater of (a) the quotient of the closing sale price of our common stock immediately prior to the announcement of the change of control divided by the conversion price and (b) 120% in the first 18 months, 115% in the period from 18 to 42 months and 110% thereafter. We may redeem all or any portion of the notes after the third anniversary of the issuance of the notes, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days ending and certain other conditions are satisfied. If we redeem the notes, we must pay the principal and accrued interest through the date of redemption.

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

We also entered into an amended registration rights agreement with the buyers of the notes, whereby we agreed to provide certain registration rights with respect to the common stock underlying the notes and warrants and the shares held by management and the security holders of Aerobic prior to the merger under the Securities Act of 1933 and the rules and regulations promulgated there under. As described above, while we have obtained a waiver of the default of our obligations under the registration rights agreement, we are nevertheless obligated to pay the holders of the notes and warrants substantial penalty payments. See “Liquidity and Capital Resources.”

Restructured convertible notes

Convertible Notes. On May 21, 2007, as part of the restructuring of the Company’s debt, the Company restructured the terms of the existing $65 million of secured convertible notes and accompanying warrants. After the restructuring the convertible notes are convertible at the option of the holder into shares of the Company’s common stock at an initial conversion price equal to $5.50 per share (subject to adjustment) and the warrants are exercisable at any time prior to November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment). As described herein, we were in default of certain covenants under our convertible notes. Consequently, we were again subject to the default interest rates contained in the operative agreements during the pendency of such defaults.

The convertible notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the convertible notes range from 3.50% to 4.50% per annum subject to the condition that the applicable margin shall not be less than 4.50% during the period from November 8, 2006 until the financial statements are delivered to the applicable holder after the fourth full fiscal quarter after November 8, 2006. Further, the interest payment on the convertible notes for the five (5) consecutive calendar quarters commencing on the quarter ended June 30, 2007 is not payable until the earlier of the maturity date, November 8, 2011, or the date on which the notes are converted to common stock of the Company. The debt issuance cost at the closing amounted to approximately $2.6 million.

In exchange for $2 million of new convertible notes (as described below), the holders of the convertible notes waived the then existing penalties payable to them pursuant to the registration rights agreement relating to the Company’s failure to cause the shares of common stock underlying the convertible notes and warrants to become registered and extended the deadline for causing such shares to be registered (classified in the unaudited condensed balance sheet as of September 30, 2007 as accrued registration rights expense). The agreement required the Company to file an amended registration statement with the Securities and Exchange Commission within 30 days of the amendment and for the registration statement to become effective within 90 days from the date of filing. While we filed the amended registration statement in a timely fashion, the registration statement was not declared effective within 90 days of the filing date, as required. Consequently, as described above, while we obtained waivers with respect to our defaults under the registration rights agreements, we continue to incur substantial cash penalties. In connection with the restructuring of the convertible notes the exercise price of the warrants originally issued in connection with the convertible notes was reduced from $11.00 to $5.50.

On November 19, 2007, in connection with a further restructuring of the senior secured notes, we received from our senior secured note holders waivers of all existing defaults under our senior secured convertible notes, in exchange for which, among other terms and conditions, we agreed to the following: to pay the note holders $250 in the form of additional notes; to use our best efforts, subject to certain conditions, to cause two persons nominated by a certain note holder to be appointed to our board of directors; and, effective November 23, 2007, to increase the interest rate on the notes, by 150 basis points, and reduce the conversion price of the notes and exercise price of the warrants associated with the notes from $5.50 per share to $3.00 per share. The senior secured note holders also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

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

An aggregate default interest payment of $400,833 in connection with a failure to deliver timely our quarterly financial statements was added pro rata to the principal amount of the convertible notes in lieu of paying such interest in cash and will be payable on the earlier of November 8, 2011 or the date on which the notes are converted to common stock of the Company. As described herein, we were in default of certain covenants under our convertible notes. Consequently, we were subject to the default interest rates contained in the operative agreements, during the pendency of such defaults.

We sold $2.5 million of the $15 million additional convertible notes and warrants on substantially the same terms, to members of our management. We issued a convertible note of $713 to one of our professionals in satisfaction of fees owed. The new convertible notes are convertible at the option of the holder into shares of our common stock at an initial conversion price equal to $5.50 per share (subject to adjustment), and the new warrants are exercisable until November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment). The new convertible notes bear interest at a rate per annum equal to LIBOR plus the applicable margin then in effect. As of May 21, 2007, the applicable margins on the restructured convertible notes per annum range from 3.50% to 4.50% subject to the condition that the applicable margin shall not be less than 4.50% during the period from May 21, 2007 until the financial statements are delivered for the quarter ended December 31, 2007. Further, the interest payment on the new convertible notes for the five (5) consecutive calendar quarters commencing on the quarter ended June 30, 2007 is not payable until the earlier of the maturity date, May 21, 2012 for the new convertible notes, or the date on which the notes are converted into our common stock.

Accrued Registration Rights Penalties.

Convertible Notes and Warrants. In exchange for $2 million of restructured convertible notes, the holders of the convertible notes on May 21, 2007, in connection with the restructuring of the debt of the Company, waived their then existing penalties pursuant to the registration rights agreement relating to our failure to cause the shares of our common stock underlying the convertible notes and warrants to become registered and extended the deadline for causing such shares to be registered. A pro-rata portion of this $2 million was added to the principal amount of each holder’s restructured convertible note. Interest is payable at the same rate as the convertible notes. The agreement required the Company to file an amended registration statement with the Securities and Exchange Commission within 30 days of the amendment (which has been done) and for the registration statement to become effective within 90 days from the date of filing (as noted above the registration statement was not declared effective within 90 days of the filing date, as required (and is still not effective). Consequently, as described above, while we obtained waivers with respect to our defaults of our obligations under the registration rights agreements, we continue to incur substantial cash penalties.

We may redeem all or any portion of the restructured convertible notes and the new notes on or before May 21, 2010, if the closing sale price of our common stock is greater than 180% of the conversion price then in effect for each of the previous 20 trading days and certain other conditions are satisfied.

The convertible notes are secured by substantially all of our assets and are subordinate to our senior secured credit facility.

Private Placement Notes. On May 21, 2007, in connection with the restructuring of the debt of the Company, a majority of the holders of the common stock of the Company waived certain then existing penalties pursuant to the registration rights agreement relating to the Company’s failure to cause certain shares of common stock and shares of common stock underlying warrants to become registered and extended the deadline for causing such shares to be registered, in exchange for all of the participants in the Company’s prior private placement of common stock receiving, pro rata, unsecured convertible notes in the aggregate principal face amount of $1 million (classified in the unaudited condensed consolidated balance sheet as of June 30, 2007 as accrued registration rights expense).

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

Contingent Payments

The following table summarizes our estimated contingent based earn-out payments for the next five fiscal years indicated based on achievement of certain earn-out targets (in thousands):

	Fiscal Year Ended December 31,

	2007	2008	2009	2010	2011	Total

Earn-out payments:

TUG(1)	$1,483	$1,483	$1,483	$1,483	$—	$5,932

SeaMaster(2)	1,300	2,275	3,575	3,575	3,575	14,300

TUG New York Bonus (3)	60	70	81	90	102	403

TUG Los Angeles and Miami Bonus (3)	112	120	135	143	145	655

SeaMaster Bonus (3)	550	550	550	550	550	2,750

Total	$3,505	$4,498	$5,824	$5,841	$4,372	$24,040

Earn-out targets(4)

TUG(1)	2,200	2,420	2,660	2,930	—	10,210

SeaMaster(2)	2,000	3,500	5,500	5,500	5,500	22,000

	$4,200	$5,920	$8,160	$8,430	$5,500	$32,210

Combined earn-outs targets for TUG and SeaMaster	$4,200	$5,920	$8,160	$8,430	$5,500	$32,210

Earn-outs for TUG and SeaMaster as a percentage of target	66.3%	63.5%	62.0%	60.0%	65.0%	62.8%

Notes:

(1)

The TUG earn-outs are contractual commitments based upon agreed EBIT targets. The earn-out payments set out above are projected payments based upon estimates by TUG. In addition, there are contingent earn-out payments based upon achievement of EBIT above the targets. If EBIT targets are not met, the earn-out payments will be less than those set forth above.

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

Recent Accounting Pronouncements

As of the filing of this report, no new accounting pronouncements were issued that are expected to have a material impact on the Company’s consolidated financial position or results of operations.

Subsequent Events

In November, 2007 the Company received conditional permission by governmental authorities in Shanghai, Peoples Republic of China, to acquire SeaMaster Logistics (China) Ltd (aka Young Jet International Logistics, Inc.) through its wholly-owned Chinese subsidiary, SeaMaster Logistics (Shanghai) Ltd. The Company is completing this process with local governmental authorities.

On November 19, 2007, the Company received from its senior secured lenders waivers of all existing defaults under its senior secured credit facility, in exchange for which, the Company, among other terms and conditions, agreed to (i) pay the senior lender a $250 cash amendment fee and (ii) an increase in the interest rates on certain types of loans. The senior secured lender also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

Additionally, on November 19, 2007, the Company received from its senior secured note holders waivers of all existing defaults under its senior secured convertible notes, in exchange for which, the Company, among other terms and conditions, agreed to the following: to pay the note holders $250 in the form of additional notes; to use its best efforts, subject to certain conditions, to cause two persons nominated by a certain note holder to be appointed to its board of directors; and, effective November 23, 2007, to increase the interest rate on the notes, by 150 basis points, and reduce the conversion price of the notes and exercise price of the warrants associated with the notes from $5.50 per share to $3.00 per share. The senior secured note holders also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

Interest Rates.

We are exposed to changes in interest rates as a result of our financial activities with respect to our borrowings under the senior credit facility and the notes issued. Borrowings under these credit agreements bear interest at variable rates based on a LIBOR margin pricing grid adjusted quarterly, based on our leverage ratio. A 1% change in interest rates would affect our interest expense by approximately $1.4 million per year.

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

Customer Concentration

We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ credit worthiness, or other matters affecting the collectability of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. At September 30, 2007, approximately 8.0% of accounts receivable were due from one customer. For the three months and nine months ended September 30, 2007, approximately 10.2% and 11.5% of revenues, respectively, was generated from one customer, Jones Apparel Group, Inc.

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

No change occurred in the Company’s internal controls concerning financial reporting during the third quarter of the fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Section 404 Compliance

Beginning with this year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include management’s report on our internal control over financial reporting in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting and (3) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In order to achieve compliance with Section 404 within the prescribed period, management has commenced a Section 404 compliance project under which management has adopted a detailed project work plan to assess the adequacy of the Company’s internal control over financial reporting, remediate any control deficiencies that may be identified, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. We expect to incur substantial expense in connection with the Section 404 compliance project.

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

Financing risk

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

We have since failed repeatedly to meet certain of the financial covenants under our senior secured credit facility and the convertible notes. On November 19, 2007, as described elsewhere herein, we obtained waivers of all existing defaults under our senior secured credit facility and secured convertible notes. As discussed elsewhere herein, we were also in default of our obligation to register certain securities related to the convertible notes and our common stock offering; while the default related to the convertible notes has also been waived, we continue to incur substantial cash penalties.

While we have secured a revision of our financial covenants on November 19, 2007, effective November 23, 2007, we may be unable to comply with our financial covenants in the future. If we are unable to comply in the future with the financial and other covenants contained in our credit documents, there will be an event of default, in which case, our lenders will have the right to accelerate our indebtedness and foreclose on our assets, in which case we would cease to be a going concern.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We issued a convertible note in the principal amount of $712,500 and warrants to purchase 64,773 shares of common stock to an accredited investor in exchange for services rendered. The convertible note is convertible at the option of the holder into shares of our common stock at an initial conversion price equal to $5.50 per share (subject to adjustment), and the new warrants are exercisable until November 8, 2011 at an initial exercise price equal to $5.50 per share (subject to adjustment).

The Company believes that the foregoing transaction was exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (“the Act”) or Section 4(2) under the Act, based on the following facts: there was no general solicitation, there was a single purchaser, which was an “accredited investor” (within the meaning of Regulation D under the Securities Act of 1933, as amended) and which was about business and financial matters, and all securities issued were subject to restriction on transfer, so as to take reasonable steps to assure that the purchaser was not an underwriter within the meaning of Section 2(11) under the Act.

Item 3. DEFAULTS UPON SENIOR SECURITIES

As described below, on November 19, 2007, we obtained waivers of all existing defaults under our senior secured credit facility and convertible notes (relating primarily to the attainment of specified EBITDA targets and maintenance of prescribed ratios of debt to trailing twelve month EBITDA (as defined)). We also obtained a waiver of our default with respect to our obligation to register certain shares of common stock issuable in connection with the note financing ; however, we continue to incur substantial cash penalties.

On November 19, 2007, we received from our senior secured lenders waivers of all existing defaults under our senior secured credit facility, in exchange for which, the Company, among other terms and conditions, agreed to (i) pay the senior lender a $250 cash amendment fee and (ii) an increase in the interest rates on certain types of loans. The senior secured lender also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

Additionally, on November 19, 2007, we received from our senior secured note holders waivers of all existing defaults under our senior secured convertible notes, in exchange for which, the Company, among other terms and conditions, agreed to the following: to pay the note holders $250 in the form of additional notes; to use its best efforts, subject to certain conditions, to cause two persons nominated by a certain note holder to be appointed to its board of directors; and, effective November 23, 2007, to increase the interest rate on the notes, by 150 basis points, and reduce the conversion price of the notes and exercise price of the warrants associated with the notes from $5.50 per share to $3.00 per share. The senior secured note holders also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

We are working constructively with our Senior Secured lender and our Convertible Note holders with respect to various strategic alternatives. In that regard, the Company has engaged Gordian Group, LLC, an investment bank, to advise it on such matters. The Company seeks to maximize the value of the Company and is contemplating, among other possible initiatives, a recapitalization, a restructuring, an alliance with strategic partners, and a sale to or merger with a third party, any of which, if pursued, could be implemented outside or inside Chapter 11 of the Bankruptcy Code, as appropriate.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

Item 5. OTHER INFORMATION

We failed at December 31, 2006 to meet certain monthly financial covenants in our senior secured credit facility. Our senior lenders previously agreed to waive these defaults in exchange for modifying the terms of our revolving loan portion of our senior credit facility so as to make advances under our $10 million facility subject to the discretion of the lender.

We have since failed repeatedly to meet certain of the financial and other covenants under our senior secured credit facility and our senior secured convertible notes.

On November 19, 2007, as described elsewhere herein, we obtained waivers of all existing defaults under our senior secured credit facility and senior secured convertible notes. As discussed elsewhere herein, we were also in default of our obligation to register certain securities related to the convertible notes and our common stock offering; while the default related to the convertible notes has also been waived, we continue to incur substantial cash penalties.

On November 19, 2007, we entered into an amendment with our senior secured lenders of the loan agreement with respect to our senior secured credit facility. In connection with this amendment, we received waivers of all existing defaults under our senior secured credit facility, in exchange for which, among other terms and conditions, we agreed to (i) pay the senior lender a $250 cash amendment fee and (ii) an increase in the interest rates on certain types of loans. The senior secured lender also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

On November 19, 2007, we entered into an amendment with our senior secured convertible note holders with respect to our senior secured convertible notes. In connection with this amendment, we received waivers of all existing defaults under our senior secured convertible notes, in exchange for which, among other terms and conditions, we agreed to the following: to pay the note holders $250 in the form of additional notes; to use our best efforts, subject to certain conditions, to cause two persons nominated by a certain note holder to be appointed to our board of directors; and, effective November 23, 2007, to increase the interest rate on the notes, by 150 basis points, and reduce the conversion price of the notes and exercise price of the warrants associated with the notes from $5.50 per share to $3.00 per share. The senior secured note holders also agreed to reset the financial covenants relating to EBITDA and the Fixed Charge Coverage Ratio (in each case, as defined).

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

4.13	Waiver and Amendment No. 1 to Warrant issued under Convertible Notes Securities Purchase Agreement. (7)

4.14	Waiver and Amendment No. 1 to Warrant issued under common stock Securities Purchase Agreement. (7)

4.15	Form of Warrant under Convertible Notes Securities Purchase Agreement. (7)

4.16	Form of Amended and Restated Senior Secured Convertible Note. (7)

4.17	Form of Senior Secured Convertible Note. (7)

4.18	Form of Unsecured Convertible Note. (7)

4.19	Waiver and Amendment No. 1 to Registration Rights Agreement under the Securities Purchase Agreement (Notes and Warrants). (7)

4.20	Waiver and Amendment No. 1 to Registration Rights Agreement (common stock and Warrants), dated as of November 8, 2006. (7)

4.21	Waiver and Amendment to Senior Secured Convertible Notes. (8)

10.1	Security Agreement (Second Lien), dated as of November 8, 2006 made by the guarantors listed therein and Law Debenture Trust Company of New York. (1)

10.2	Pledge and Security Agreement, dated as of November 8, 2006 made by the pledgors listed therein and Law Debenture Trust Company of New York. (1)

10.3	Guaranty, dated as of November 8, 2006 made by the guarantors listed therein and Law Debenture Trust Company of New York. (1)

10.4	Intercreditor and Subordination Agreement, under Notes Purchase Agreement, dated as of November 8, 2006 by and between Fortress Credit Corp. and the parties listed therein. (1)

10.5	Securities Purchase Agreement (common stock and Warrants), dated as of October 31, 2006, among Maritime Logistics US Holdings Inc., Aerobic Creations, Inc. and the purchasers listed therein. (1)

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

10.51

Amendment No. 1 Loan Agreement, by and among Maritime Logistics US Holdings Inc. and its subsidiaries as borrowers, the guarantors identified therein, Fortress Credit Corp. as agent, and certain other lenders as set forth therein. (7)

10.52

Amendment No. 5 Loan Agreement, by and among Maritime Logistics US Holdings Inc. and its subsidiaries as borrowers, the guarantors identified herein, Fortress Credit Corp. as agent, and certain other lenders as set forth therein(8)

21.1	List of subsidiaries of Summit Global Logistics, Inc. (2)

31.1	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Robert Agresti (8)

31.2	Certification pursuant to 17 C.F.R § 240.15d–14 (a), as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 for Paul Shahbazian (8)

32.1	Certifications pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 for Robert Agresti and Paul Shahbazian (8)

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

SUMMIT GLOBAL LOGISTICS, INC.

Date: November 20, 2007	By:	/s/ Robert Agresti

Robert Agresti
President and Chief Executive Officer

Date: November 20, 2007	By:	/s/ Paul Shahbazian

Paul Shahbazian
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 8, 2006, by and among Aerobic Creations, Inc., Aerobic Merger Sub Inc., and Maritime Logistics US Holdings Inc. (1)

3.1	First Amended and Restated Certificate of Incorporation of Aerobic Creations, Inc. (6)

3.2	Certificate of Merger of Aerobic Merger Sub Inc. with and into Maritime Logistics US Holdings Inc. (1)

3.3	Amended and Restated Bylaws of Aerobic Creations, Inc. (to be known as Summit Global Logistics, Inc.) (1)

4.1	Form of Warrant issued under Convertible Notes Securities Purchase Agreement. (1)

4.2	Form of Note issued under Convertible Notes Securities Purchase Agreement. (1)

4.3	Form of Warrant issued under common stock Securities Purchase Agreement. (1)

4.4	Registration Rights Agreement under the Securities Purchase Agreement (Notes and Warrants), dated as of November 8, 2006. (1)

4.5	Registration Rights Agreement under the Securities Purchase Agreement (common stock and Warrants), dated as of November 8, 2006. (1)

4.6	Lockup Agreement by and between Protex Holding Limited and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.7	Lockup Agreement by and between Robert Lee and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.8	Lockup Agreement by and between Robert Wu and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.9	Lockup Agreement by and between the management of Maritime Logistics US Holdings Inc. and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.10	Lockup Agreement by and between the management of FMI Holdco I, LLC and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

4.11	Lockup Agreement by and between Di Wang, Dong Wong, and Han Huy Ling and Summit Global Logistics, Inc., dated as of November 8, 2006. (1)

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

4.13	Waiver and Amendment No. 1 to Warrant issued under Convertible Notes Securities Purchase Agreement. (7)

4.14	Waiver and Amendment No. 1 to Warrant issued under common stock Securities Purchase Agreement. (7)

4.15	Form of Warrant under Convertible Notes Securities Purchase Agreement. (7)

4.16	Form of Amended and Restated Senior Secured Convertible Note. (7)

4.17	Form of Senior Secured Convertible Note. (7)

4.18	Form of Unsecured Convertible Note. (7)

4.19	Waiver and Amendment No. 1 to Registration Rights Agreement under the Securities Purchase Agreement (Notes and Warrants). (7)

4.20	Waiver and Amendment No. 1 to Registration Rights Agreement (common stock and Warrants), dated as of November 8, 2006. (7)

4.21	Waiver and Amendment to Senior Secured Convertible Notes. (8)

10.1	Security Agreement (Second Lien), dated as of November 8, 2006 made by the guarantors listed therein and Law Debenture Trust Company of New York. (1)

10.2	Pledge and Security Agreement, dated as of November 8, 2006 made by the pledgors listed therein and Law Debenture Trust Company of New York. (1)

10.3	Guaranty, dated as of November 8, 2006 made by the guarantors listed therein and Law Debenture Trust Company of New York. (1)

10.4	Intercreditor and Subordination Agreement, under Notes Purchase Agreement, dated as of November 8, 2006 by and between Fortress Credit Corp. and the parties listed therein. (1)

10.5	Securities Purchase Agreement (common stock and Warrants), dated as of October 31, 2006, among Maritime Logistics US Holdings Inc., Aerobic Creations, Inc. and the purchasers listed therein. (1)

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

10.35	Land and Building Lease Agreement by and between Thrifty Oil Co. and FMI International LLC, dated as of July20, 2004; Sublease Agreements related thereto. (1)

10.36	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International (West) LLC, dated as of December 30, 2002; Amendments and Agreements related thereto. (1)

10.37	Industrial Complex Lease by and between Port LA Distribution Center II, L.P. and FMI International LLC, dated as of July 28, 2003. (1)

10.38	Lease Agreement by and between AAAA World Import – Export, Inc. and FMI International Corp., dated as of November 2001. (1)

10.39	Lease Agreement by and between M. Parisi & Son Construction Co., Inc, and Fashion Marketing, Inc., dated as of April 28, 2000. (1)

10.40	AMB Property Corporation Industrial Lease dated December 6, 1999; Amendments and Guarantee related thereto. (1)

10.41	Lease Agreement by and between Flagler Development Corp. and FMI International LLC dated as of September19, 2006, effective January 15, 2007. (1)

10.42	Original Lease by and between Center Realty L.P. and DSL Atlantic, dated March 1993; Agreements related thereto. (1)

10.43	Real Property Lease by and between Keegan Center LLC and Glare Logistics, Inc., dated September 15, 2003; Agreements related thereto. (1)

10.44	Forbearance Agreement dated as of April 16, 2007 by and among Fortress Credit Corp., Summit Global Logistics, Inc. and certain of its subsidiaries. (2)

10.45	First Amendment to Security Agreement (Second Lien) made by the guarantors listed therein and Law Debenture Trust Company of New York. (7)

10.46	First Amendment Pledge and Security Agreement made by the pledgors listed therein and Law Debenture Trust Company of New York. (7)

10.47	First Amendment to Guaranty made by the guarantors listed therein and Law Debenture Trust Company of New York.(7)

10.48	Amendment No. 1 to Intercreditor and Subordination Agreement, under Notes Purchase Agreement, by and between Fortress Credit Corp. and the parties listed therein. (7)

10.49	Intercreditor and Subordination Agreement (7)

10.50	Second Amendment to Securities Purchase Agreement (Notes and Warrants) and First Amendment to Joinder Agreement (7)

10.51

Amendment No. 1 Loan Agreement, by and among Maritime Logistics US Holdings Inc. and its subsidiaries as borrowers, the guarantors identified therein, Fortress Credit Corp. as agent, and certain other lenders as set forth therein. (7)

10.52

Amendment No. 5 Loan Agreement, by and among Maritime Logistics US Holdings Inc. and its subsidiaries as borrowers, the guarantors identified herein, Fortress Credit Corp. as agent, and certain other lenders as set forth therein(8)

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